Form 10-K
period 2002-12-31
APPLE HOSPITALITY FIVE INC
filed 2003-03-28
CIK 1191813

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

                        Commission File Number 333-100044

                          APPLE HOSPITALITY FIVE, INC.
             (Exact name of registrant as specified in its charter)

              VIRGINIA                                  76-0713476
   (State or other jurisdiction                (IRS Employer Identification No.)
  of incorporation or organization)


        10 South Third Street
          Richmond, Virginia                               23219
(Address of principal executive offices)                 (Zip Code)

                                 (804) 344-8121
              (Registrant's telephone number, including area code)

Securities registered pursuant        Name of each exchange on which registered:
   Section 12(b) of the Act:
             None                                     None
        --------------                           --------------

               Securities registered pursuant to 12(g) of the Act:
                                      None
                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X      No
                                      ------     ----------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes         No     X
                                       ------       ------

Based on the price at which the common equity was last sold in our on-going best efforts offering, as of March 14, 2003, the aggregate value of the voting common equity held by non-affiliates was $89,498,575. The Company does not have any non-voting common equity.

At March 14, 2003, there were outstanding 8,352,694 common shares, no par value, of the registrant.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   -----

Documents incorporated by reference: Portions of the registrants' definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held May 14, 2003 referenced in Part III.

                          APPLE HOSPITALITY FIVE, INC.
                                    FORM 10-K

                                TABLE OF CONTENTS



                                                                                                                    Page

Part I

         Item 1.           Business...............................................................................  1
         Item 2.           Properties.............................................................................  2
         Item 3.           Legal Proceedings......................................................................  2
         Item 4.           Submission of Matters to a Vote of Security Holders....................................  3


Part II

         Item 5.           Market for Registrant's Common Equity and Related Shareholder Matters..................  3
         Item 6.           Selected Financial Data................................................................  6
         Item 7.           Management's Discussion and Analysis...................................................  6
         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.............................  9
         Item 8.           Financial Statements and Supplementary Data............................................ 10
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure... 18

Part III

         Item 10.          Directors and Executive Officers of the Registrant..................................... 18
         Item 11.          Executive Compensation................................................................. 18
         Item 12.          Security Ownership of Certain Beneficial Owners and Management Related Stockholder
                           Matters................................................................................ 18
         Item 13.          Certain Relationships and Related Transactions......................................... 18
         Item 14.          Controls and Procedures................................................................ 19

Part IV

         Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................... 19


Signatures                 ....................................................................................... 22
Certifications             ....................................................................................... 24


INTRODUCTION

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company's ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company's qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

General
-------

Apple Hospitality Five, Inc., a Virginia corporation (the "Company"), was formed on September 20, 2002, with the first investor closing occurring on January 3, 2003. We plan to acquire upscale extended-stay and limited service hotels located in select metropolitan areas throughout the United States using proceeds from our on-going "best efforts" offering of Units. Each Unit is equal to one common share and one Series A preferred share of the Company. As of December 31, 2002, we had not purchased any hotels. During January 2003, we completed the minimum raise required under our prospectus and conducted our first investor closing. The first hotel purchase was made effective January 3, 2003 and is discussed in the "Subsequent Events" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation of this Report on Form 10-K.

We intend to elect to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income. We have established a wholly-owned taxable REIT subsidiary which will lease the hotels we purchase. We intend to use third party managers to manage our properties.

We do not have any employees and are externally advised. As of January 31, 2003, our advisor is Apple Hospitality Five Advisors, Inc. ("AFA"). All of AFA's services have been subcontracted to Apple Suites Advisors, Inc. ("ASA"). ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc., a hospitality REIT formed by our President and Chairman of the Board, Glade M. Knight. Apple Hospitality Two, Inc. has similar investment objectives to ours, and may compete with us in certain markets. Its Board of Directors is the same as ours. We also have an agreement with Apple Suites Realty Group ("ASRG") to provide us with brokerage services for each of our properties for a fee equal to 2% of the gross purchase price of the hotels. ASRG is owned by Glade M. Knight, our Chairman of the Board and Chief Executive Officer.

Growth Strategies
-----------------

Our primary business objective is to maximize shareholder value by achieving long-term growth in cash distributions to its shareholders. We intend to pursue this objective by acquiring a fee simple interest in upper-end, extended-stay hotel properties and other limited-service hotels for long-term ownership. We seek to maximize current and long-term net income and the value of its assets. Our policy is to acquire assets where we believe opportunities exist for acceptable investment returns.

We expect to pursue our objectives primarily through the direct ownership of upper-end, extended-stay hotel and other limited-service hotel properties located in selected metropolitan areas throughout the United States. However, future investment activities will not be limited to any geographic area or product type or to a specified percentage of assets.

Financing
---------

On November 21, 2002, we obtained an unsecured credit line in a principal amount up to $300,000 to fund start-up costs. The lender is Wachovia Bank, N.A. The line of credit bears interest at the bank's prime rate and interest is payable monthly. We borrowed a total of $218,143 as of December 31, 2002 and Glade M. Knight, our President and Chairman of the Board, guaranteed repayment of the line of credit. Mr. Knight does not receive any consideration in exchange for providing this guarantee. We repaid this debt in January 2003 with proceeds from the sale of Units.

Competition
-----------

We believe that the hotel industry is highly competitive. Each of our prospective hotels is located in a developed area that includes other hotels and competes for guests primarily with other extended-stay hotels in its immediate vicinity and secondarily with other hotels in its geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate ("ADR") and revenue per available room ("REVPAR") of our hotels in that area. We believe that brand recognition, location, price, and quality (of both the hotel and the services provided) are the principal competitive factors affecting our hotels.

ITEM 2.  PROPERTIES

At December 31, 2002, the Company did not own any properties.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any of our properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On-going Offering
-----------------

We are currently conducting an on-going offering. We registered our Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-77055) filed December 3, 2002. We began our best-efforts offering (the "Offering") of our Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this Report on Form 10-K. All of the Units are being sold for our account. There were no Units outstanding under the Offering as of December 31, 2002.

Common Shares
-------------

There is currently no established public market in which our common shares are traded. On December 31, 2002, there was one shareholder of all 10 Units outstanding.

On March 14, 2003, there were 3,875 beneficial shareholders of our common shares. No distributions were made to the shareholders during 2002. The timing and amounts of distributions to shareholders are within the discretion of our board of directors. Future distributions will depend on the Company's results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Series A Preferred Shares
-------------------------

The Series A preferred shares have no voting rights, no distribution rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the Company's assets. The priority distribution ("Priority Distribution") will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares
-------------------------------------

We currently have 240,000 Series B convertible preferred shares issued and outstanding all owned by Glade M. Knight, the Company's Chairman and Chief Financial Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of our assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) the transfer of substantially all of the Company's assets, stock or business, whether through exchange, merger, consolidation, lease, share exchange or otherwise, or (2) the Advisory Agreement between the Company and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (the "Advisory Agreement") is terminated or expires without renewal. Mr. Knight, as the chief executive officer of each party to the Advisory Agreement, can influence or control its termination or non-renewal. Accordingly, Mr. Knight can influence or control both the conversion of the Series B convertible preferred shares issued to him and the resulting dilution of other shareholders. Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into a number of Units based upon the gross proceeds raised through the date of conversion in the offering.

Preferred Shares
----------------

Our articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed below) have been issued. We believe that the authorization to issue additional preferred shares benefits us and our shareholders by permitting flexibility in financing additional growth, giving us additional financing options in our corporate planning and in responding to developments in our business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives us the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders' meeting. At present, we have no specific financing or acquisition plans involving the issuance of additional preferred shares and we do not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed below. We cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

         The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 2002:



Units Registered:
-----------------

                 4,761,905                    Units              $10.50 per Unit           $    49,999,999
                40,909,091                    Units              $11 per Unit              $   450,000,001

Totals:         45,670,996                    Units                                        $   500,000,000


Units Sold:
-----------

                        --                    Units              $10.50 per Unit                       --
                        --                    Units              $11 per Unit                          --

Totals:                 --                    Units                                                    --


Expenses of Issuance and Distribution of Units

         1.  Underwriting discounts and commission                                                     --
         2.  Expenses of underwriters                                                                  --
         3.  Direct or indirect payments to directors or officers of the Company or                    --
              their associates, to ten percent shareholders, or to affiliates of the
              Company
         4.  Fees and expenses of third parties                                                        --

     Total Expenses of Issuance and Distribution of Common Shares                                      --


Net Proceeds to the Company                                                                            --

         1.  Purchase of real estate (including repayment of indebtedness incurred                     --
              to purchase real estate)
         2.  Interest on indebtedness                                                                  --
         3.  Working capital
         4.  Fees to the following (all affiliates of officers of the Company):                        --
              a. Apple Suites Advisors, Inc.                                                           --
              b. Apple Suites Realty Group, Inc.                                                       --

         5. Fees and expenses of third parties:
              a. Legal                                                                                 --
              b. Accounting                                                                            --
         6. Other                                                                                      --

     Total of Application of Net Proceeds to the Company                                               --


ITEM 6.  SELECTED FINANCIAL DATA



                                                                       For the period
                                                                     September 20, 2002,
                                                                  (initial capitalization)
                                                                           through
                                                                      December 31, 2002
                                                                      -----------------
         REVENUES:

                Suite revenue                                                       --
                                                                            ----------
                    Total revenues                                                  --
                                                                            ----------


         EXPENSES:
                Taxes, insurance and other                                  $    2,525
                General and administrative                                       2,343
                Interest                                                           282
                    Total expenses                                               5,150
                                                                            ----------

         Net income                                                         $   (5,150)
                                                                            ==========

         PER SHARE:
                Loss per common share                                       $     (515)
                Distributions per common share                                      --



                                                                    At December 31,        At September 20, 2002
                                                                          2002            (initial capitalization)
                                                                          ----            ------------------------

         BALANCE SHEET DATA
                Cash and cash equivalents                              $  3,033                   $24,110
                Total assets                                            564,774                    24,110
                Notes payable - unsecured                               218,143                        --
                Shareholders' equity                                     18,960                    24,110
                Units outstanding                                            10                        10




The selected financial data should be read in conjunction with the financial statements and related notes of the Company included under Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operation
--------------------

We were organized and initially capitalized on September 20, 2002. During the period from September 20, 2002 to December 31, 2002, we owned no properties, had no revenue and were engaged in initial capital-raising activities. During this period, we incurred miscellaneous start-up costs and interest expense under our unsecured line of credit. We commenced operations in January 2003 upon the purchase of our first hotel property. Information on our first hotel purchase is discussed below in further detail under the "Subsequent Events" section of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operation of this Report on Form 10-K.

Liquidity and Capital Resources
-------------------------------

The proceeds of the Offering, the cash flow generated from properties we will acquire and any short term investments will be our principal source of liquidity. In addition, we may borrow funds, subject to the approval of our board of directors.

We obtained an unsecured line of credit in a principal amount of up to $300,000 to fund our start-up costs. The lender is Wachovia Bank, N.A. The line of credit bears interest at the bank's prime rate. Interest is payable monthly. We borrowed a total of $218,143 as of December 31, 2002 against the line of credit. Glade M. Knight, our President and Chairman of the Board, guaranteed repayment of the line of credit. Mr. Knight does not receive any consideration in exchange for providing this guarantee. We repaid this debt in January 2003 with proceeds from the sale of Units.

We anticipate that our cash flow and the proceeds of our Offering will be adequate to cover our operating expenses and to permit us to meet our anticipated liquidity requirements, including distribution requirements. Inflation may increase our operating costs, including our costs on bank borrowings. As of December 31, 2002, we had no material commitments for capital expenditures.

We intend to establish a working capital reserve of at least 0.5% of the proceeds from our offering. This reserve, in combination with income from our properties and short term investments, is anticipated to satisfy our liquidity requirements.

Critical Accounting Policies
----------------------------

The following contains a discussion of what we believe to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare our financial statements. These principals include application of judgment; therefore, changes in judgments may have a significant impact on our reported results of operations and financial condition.

Related Party Transactions
--------------------------

We have significant transactions with related parties. These transactions cannot be construed to be arms length and the results of our operations may be different if these transactions were conducted with non-related parties.

We have contracted with Apple Suites Realty Group, Inc., a Virginia corporation ("ASRG") to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions.

We also contracted with Apple Hospitality Five Advisors, Inc. ("AFA") to advise and provide day-to-day management services for us and due-diligence services on acquisitions. In accordance with the contract, we pay AFA a fee equal to .1% to ..25% of total equity contributions received by us in addition to certain reimbursable expenses. AFA will also hold a three-year contract for the monthly maintenance and support of accounting software. All of AFA's services have been subcontracted to Apple Suites Advisors, Inc. as of January 31, 2002, a wholly owned subsidiary of Apple Hospitality Two, Inc.

As of December 31, 2002, AFA, ASRG and ASA were 100% owned by Mr. Knight. As of January 31, 2003, the outstanding shares of ASA owned by Mr. Glade M. Knight were purchased by Apple Hospitality Two, Inc. and ASA is now a wholly-owned subsidiary of Apple Hospitality Two, Inc. AFA and ASRG may purchase in the "best efforts" offering up to 2.5% of the total number of our shares sold in the "best efforts" offering, once the minimum offering is completed.

We issued 240,000 Series B convertible preferred shares to Mr. Knight. The Series B convertible preferred shares were issued in exchange for payment of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. There is no dividend payable on the Series B preferred convertible shares. On liquidation, the holder of the Series B preferred convertible shares will be entitled to a liquidation payment of $11 per share before any distributions of liquidation proceeds to holders of the common shares. However, the priority liquidation payment of the holder of the Series B preferred convertible shares is junior to the holders of the Series A preferred shares distribution rights. In the event that the liquidation of our assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred share, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares on an as converted basis.

Each holder of outstanding Series B preferred convertible shares has the right to convert any of such shares into common shares upon and for 180 days following the occurrence of any of the following conversion events:

         (1) substantially all of our assets, stock or business, is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of our business; or

         (2) our common shares are listed on any securities exchange or quotation system or in any established market ("Conversion Event").

Upon the occurrence of any conversion event, each of the Series B preferred convertible shares may be converted into a maximum of 2,907,415 common shares, based upon the gross proceeds raised through the date of conversion in this $500 million offering made by our prospectus. In addition, upon conversion of the Series B convertible preferred shares into common shares, the Series A preferred shares will terminate and the priority distribution in liquidation associated with the Series A preferred shares will disappear. If we terminate or fail to renew the Advisory Agreement with AFA, the Series B convertible preferred shares will be entitled to dividend distributions and voting rights on an as converted basis. In this event, the liquidation preference of the Series A preferred shares will continue.

No additional consideration is due upon the conversion of the Series B preferred convertible shares. Upon the probable occurrence of a conversion event, we will record expense for the difference between the fair value of our common stock and issue price of the Series B preferred convertible shares.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares.

Subsequent Events
-----------------

Effective January 3, 2003, we acquired Marriott Residence Inn Houston-Westchase, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14,300,000.

Effective February 26, 2003, we acquired three hotels that operate as part of the franchise system for Homewood Suites(R) by Hilton. The combined gross purchase price for these hotels was $32.2 million. The properties are located in Colorado Springs, CO; Baton Rouge, LA and Albuquerque, NM and contain a combined total of 393 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by our ongoing offering of Units. We have leased these hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. We also used the proceeds of our ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $644,000, as a commission to Apple Suites Realty Group, Inc. This entity is owned by Glade M. Knight, who is one of our directors and our Chief Executive Officer.

We are raising equity through a "best efforts" offering of shares by David Lerner and Associates, Inc. (the "Managing Dealer"). We achieved the minimum offering of 4,761,905 Units at a price of $10.50 per Unit as of January 3, 2003. As of March 14, 2003, we had sold 8,352,684 Units with net proceeds totaling $80,548,718. We are continuing the offering at $11.00 per Unit in accordance with the prospectus for our offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2002, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company was exposed to changes in the prime lending rate as interest on its line of credit is variable rate based on the prime lending rate. This debt was repaid in its entirety in January 2003. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions.

ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

The Board of Directors and Shareholders
Apple Hospitality Five, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Five, Inc. (the "Company") as of December 31, 2002 and September 20, 2002 (initial capitalization), and the related consolidated statements of income, shareholders' equity, and cash flows for the period from September 20, 2002 (initial capitalization) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Five, Inc. at December 31, 2002 and September 20, 2002 (initial capitalization), and the consolidated results of its operations and its cash flows for the period from September 20, 2002 (initial capitalization) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Ernst & Young LLP

Richmond, Virginia
March 11, 2003

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED BALANCE SHEETS



                                                                     December 31, 2002         September 20, 2002
                                                                     -----------------         ------------------

ASSETS

Cash and cash equivalents                                                  $   3,033                  $ 24,110
Prepaid offering costs                                                       504,733                        --
Deferred acquisition costs                                                    57,008                        --
                                                                           ---------                  --------

Total Assets                                                               $ 564,774                  $ 24,110
                                                                           =========                  ========


LIABILITIES and SHAREHOLDERS' EQUITY

LIABILITIES

Notes payable- unsecured                                                     218,143                        --
Accounts payable and accrued expenses                                        327,389                        --
Interest payable                                                                 282                        --
                                                                           ---------                  --------


Total Liabilities                                                          $ 545,814                        --

SHAREHOLDERS' EQUITY
Class B convertible stock, no par value, authorized 240,000                   24,000                    24,000
   shares; issued and outstanding 240,000 shares
Common stock, no par value, authorized 200,000,000 shares; ten                   110                       110
   shares issued and outstanding
Retained loss                                                                (5,150)                        --
                                                                           ---------                  --------
Total Shareholders' Equity                                                 $  18,960                  $ 24,110
                                                                           ---------                  --------

Total Liabilities and Shareholders' Equity                                 $ 564,774                  $ 24,110
                                                                           =========                  ========




See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS



                                                                     For the period
                                                                   September 20, 2002,
                                                                 (initial capitalization)
                                                                         through
                                                                    December 31, 2002
                                                                    -----------------
         REVENUES:

                Suite revenue                                                   --
                                                                       -----------
                    Total revenues                                              --
                                                                       -----------


         EXPENSES:

                Taxes, insurance and other                             $     2,525
                General and administrative                                   2,343
                Interest                                                       282
                                                                       -----------
                    Total expenses                                           5,150
                                                                           -------

         Net loss before income taxes                                      (5,150)

         Income taxes                                                           --
                                                                       -----------

         Net loss                                                      $   (5,150)
                                                                       ===========

         Loss per common share                                         $     (515)
                                                                       ===========




See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY




                                           Common Stock          Class B Convertible Stock
                                           ------------          -------------------------                        Total
                                       Number                     Number                                      Shareholders'
                                     of Shares      Amount      of Shares        Amount      Retained Loss       Equity
---------------------------------------------------------------------------------------------------------------------------

Initial capitalization at
September 20, 2002                        10        $ 110            --              --             --          $    110

Net proceeds from the sale of
   preferred shares                       --           --        240,000         $24,000            --            24,000
Net loss                                  --           --            --              --          (5,150)          (5,150)

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              10        $ 110        240,000         $24,000       $ (5,150)        $ 18,960
===========================================================================================================================


See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS:



                                                                        For the period
                                                                      September 20, 2002,
                                                                   (initial capitalization)
                                                                            through
                                                                       December 31, 2002
                                                                       -----------------
Cash flow from operating activities:

    Net income                                                                $ (5,150)
    Changes in operating assets and liabilities
         Interest payable                                                          282
                                                                              ---------
         Net cash used in operating activities                                  (4,868)

Cash flow from investing activities:

    Cash paid for potential acquisitions                                        (2,617)
                                                                              ---------
          Net cash used in investing activities                                 (2,617)

Cash flow from financing activities:
    Cash paid for offering costs                                              (231,735)
    Proceeds from draws on lines of credit                                     218,143
                                                                              ---------

          Net cash used in financing activities                                (13,592)
                                                                              ---------

          Decrease in cash and cash equivalents                                (21,077)

Cash and cash equivalents, beginning of period                                  24,110
                                                                              ---------

Cash and cash equivalents, end of period                                      $  3,033
                                                                              =========




See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements

Note 1
General Information and Summary of Significant Accounting Policies

                                  Organization

Apple Hospitality Five, Inc., together with its subsidiaries, (the "Company"), is a Virginia corporation, formed on September 20, 2002, with the first investor closing under its ongoing offering commencing on January 3, 2003. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

We intend to elect to be treated as a real estate investment trust ("REIT") for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits REIT's to establish taxable businesses to conduct certain previously disallowed business activities. The Act also reduces the REIT distribution requirement from 95% to 90% of its taxable income.

Our primary business objective is to maximize shareholder value by achieving long-term growth in cash distributions to its shareholders. We intend to pursue this objective by acquiring a fee simple interest in upper-end, extended-stay hotel properties and other limited-service hotels for long-term ownership. We seek to maximize current and long-term net income and the value of its assets. Our policy is to acquire assets where we believe opportunities exist for acceptable investment returns.

We expect to pursue our objectives primarily through the direct ownership of upper-end, extended-stay hotel and other limited-service hotel properties located in selected metropolitan areas throughout the United States. However, future investment activities will not be limited to any geographic area or product type or to a specified percentage of assets.

                            Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may at times exceed federal depository insurance limits.

                             Prepaid Offering Costs

During 2002, the Company incurred $504,733 in costs related to its "best-efforts" offering of common shares. The first closing of common shares occurred on January 3, 2003 with the sale of 4,761,905 shares with net proceeds totaling $44,999,999.

                           Deferred Acquisition Costs

The Company incurred costs during 2002, related to the potential acquisition of one extended-stay hotel located in Houston, Texas that operates as part of the Residence Inn(R) by Marriott(R) franchise. The acquisition was completed in January 2003. The deferred acquisition costs of $57,008, incurred during 2002, will be applied to land and building costs as of the January acquisition date.

                            Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series B preferred convertible shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4). Weighted Average Common Shares outstanding during the period September 20, 2002 (inception) through December 31, 2002 was ten.

                              Federal Income Taxes

The Company intends to elect to be operated as, and will annually elect to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a real estate investment trust which complies with the provisions of the Code and distributes at least 90% of its taxable income to its shareholders does not pay federal income taxes on its distributed income. For 2002, the Company is a taxable entity under the Internal Revenue Code. No tax benefit has been recorded as its realization is not probable.

                                Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Note 2
Notes Payable

On November 21, 2002, we obtained an unsecured credit line in a principal amount up to $300,000 to fund start-up costs. The lender is Wachovia Bank, N.A. The line of credit bears interest at the bank's prime rate and interest is payable monthly. We borrowed a total of $218,143 as of December 31, 2002 and Glade M. Knight, our president and Chairman of the Board, guaranteed repayment of the line of credit. Mr. Knight does not receive any consideration in exchange for providing this guarantee. We repaid this debt in January 2003 with proceeds from the sale of Units.

Note 3
Shareholders' Equity

We are currently conducting an on-going offering. We registered our Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-77055) filed December 3, 2002. The Company began its best-efforts offering (the "Offering") of its Units, no par value on January 3, 2003, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this Report on Form 10-K. All of the Units are being sold for our account. There were no Units outstanding under the Offering as of December 31, 2002.

The Series A preferred shares have no voting rights, no distribution rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the company's assets. The priority distribution will be equal to $11.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution the Series A preferred shares will have no other distribution rights.

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon our liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of our assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) the transfer of substantially all of its assets, stock or business, whether through exchange, merger, consolidation, lease, share exchange or otherwise, or (2) the Advisory Agreement with Apple Hospitality Five Advisors, Inc. is terminated or expires without renewal. Mr. Knight, as the chief executive officer of each party to the advisory agreement, can influence or control its termination or non-renewal. Accordingly, Mr. Knight can influence or control both the conversion of the Series B convertible preferred shares issued to him and the resulting dilution of other shareholders.

Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into a number of Units based upon the gross proceeds raised through the date of the conversion in the current $500 million public offering of the Company's common shares made by the Company's prospectus and according to the following formula:

                  Number of Units Through


                                                          Number of Common Shares
      Gross Proceeds Raised from Sales                     through Conversion of
    of Units through Date of Conversion           One Series B Convertible Preferred Share
    -----------------------------------           ----------------------------------------
 $ 50 million...........................                          0.92321
 $100 million...........................                          1.83239
 $150 million...........................                          3.19885
 $200 million...........................                          4.83721
 $250 million...........................                          6.11068
 $300 million...........................                          7.29150
 $350 million...........................                          8.49719
 $400 million...........................                          9.70287
 $450 million...........................                          10.90855
 $500 million...........................                          12.11423

No additional consideration is due upon the conversion of the Series B convertible preferred shares.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares.


Note 4
Related Parties

The Company has contracted with Apple Suites Realty Group, Inc. ("ASRG") to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. During 2002, ASRG did not earn income from the Company under the agreement.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. ("AFA") to advise and provide the Company with day-to-day management services and due-diligence services on acquisitions. On the same date, AFA entered into a subcontract and assignment agreement with ASA assigning all of its rights, responsibilities and duties under its agreement with the Company. In accordance with the contract and the subcontract and assignment agreement, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. During 2002, neither AFA nor ASA earned income under this agreement.

ASRG and AFA are 100% owned by Mr. Knight. ASRG and AFA may purchase up to 2.5% of the total number of shares of the Company sold in the "best efforts" offering.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, and Apple Hospitality Two, Inc., a hospitality REIT.

Note 5
Subsequent Events

During the first three months of 2003, the Managing Dealer sold 8,352,684 Units, representing net proceeds of $80,548,718.

Effective January 3, 2003, we acquired Marriott Residence Inn Houston-Westchase, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14,300,000.

Effective February 26, 2003, we acquired three hotels that operate as part of the franchise system for Homewood Suites(R) by Hilton. The combined gross purchase price for these hotels was $32.2 million. The properties are located in Colorado Springs, CO; Baton Rouge, LA and Albuquerque, NM and contain a combined total of 393 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by our ongoing offering of Units. We have leased these hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. We also used the proceeds of our ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $644,000, as a commission to Apple Suites Realty Group, Inc. This entity is owned by Glade M. Knight, who is one of our directors and our Chief Executive Officer.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

See below under Item 13.

ITEM 11. EXECUTIVE COMPENSATION:

See below under Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

See below under Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G (3) of Form 10-K, the information called for by Items 10, 11, 12, and 13 of Part III is incorporated by reference to the registrant's definitive Proxy Statement for its Annual Meeting of Shareholders scheduled to be held May 14, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)

                 1. Financial Statements of Apple Hospitality Five,
                    Inc.

                    Independent Auditors' Report
                    Ernst & Young LLP

                    Consolidated Balance Sheet for the period September 20, 2002 (initial capitalization) through December 31, 2002

                    Consolidated Statement of Operations
                    For the period September 20, 2002 (initial capitalization) through December 31, 2002

                    Consolidated Statement of Shareholders' Equity
                    For the period September 20, 2002 (initial capitalization) through December 31, 2002

                    Consolidated Statements of Cash Flows
                    For the period September 20, 2002 (initial capitalization) through December 31, 2002

                    Notes to Consolidated Financial Statements

                 2. Financial Statement Schedules

                    All financial statement schedules have
                    been omitted because they are not
                    applicable or not required or because the required information is included elsewhere in the financial statements or notes thereto.

                 3. Exhibits

                         Incorporated herein by reference are the exhibits listed under "Exhibits Index" to Form 10-K Report.

           (b) The following reports on Form 8-K were filed by the registrant during the last quarter covered by this report:

                    None.

           (c)      Exhibits:

                    3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2003)

                    3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2002)

                    10.1 Property Acquisition/Disposition Agreement by and between Apple Hospitality Five, Inc. and Apple Suites Realty Group, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003)

                    10.2 Advisory Agreement by and between Apple Hospitality Five, Inc. and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003)

                    10.3 Subcontract and Assignment Agreement by and between Apple Suites Advisors, Inc. and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003)

                    10.4 Apple Hospitality Five, Inc. 2003 Non-Employee Directors Stock Option Plan effective January 2, 2003 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (SEC
                             File No. 333-100044) filed January 17, 2003)**

                    10.5 Apple Hospitality Five, Inc. 2003 Incentive Plan Effective January 2, 2003 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003)**

                    99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

                    99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002*


 *Filed herewith
**Compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Apple Hospitality Five, Inc.

                   By:      /s/ Glade M. Knight          Date:   March 27, 2003
                            -------------------
                            Glade M. Knight,
                            Chairman of the Board,
                            Chief Executive Officer,
                            and President

                   By:      /s/ David S. McKenney        Dated:  March 27, 2003
                            ---------------------
                            David S. McKenney,
                            Senior Vice President
                            Chief Financial Officer
                            and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  Signature                            Capacities
                  ---------                            ----------

         /s/ Glade M. Knight                  Director, Chief Executive Officer,
------------------------------------          and President
             Glade M. Knight


         /s/ Lisa B. Kern                     Director
------------------------------------
             Lisa B. Kern

         /s/ Bruce H. Matson                  Director
------------------------------------
             Bruce H. Matson

         /s/ Michael S. Waters                Director
------------------------------------
             Michael S. Waters

         /s/ Robert M. Wily                   Director
------------------------------------
             Robert M. Wily

NUMBER                      EXHIBIT INDEX
------
                            DESCRIPTION OF DOCUMENTS

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2003)

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2002)

10.1 Property Acquisition/Disposition Agreement by and between Apple Hospitality Five, Inc. and Apple Suites Realty Group, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003)

10.2 Advisory Agreement by and between Apple Hospitality Five, Inc. and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.3 to the Company's Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17,
           2003)

10.3 Subcontract and Assignment Agreement by and between Apple Suites Advisors, Inc. and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.4 to the Company's Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003)

10.4 Apple Hospitality Five, Inc. 2003 Non-Employee Directors Stock Option Plan effective January 2, 2003 (incorporated by reference to Exhibit
           10.7 to the Company's Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003) **

10.5 Apple Hospitality Five, Inc. 2003 Incentive Plan Effective January 2, 2003 (incorporated by reference to Exhibit 10.6 to the Company's Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003) **

99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.*


 *Filed herewith
**Compensatory plan or arrangement

                                 CERTIFICATIONS

I, Glade M. Knight, certify that:

1. I have reviewed this annual report on Form 10-K of Apple Hospitality Five, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                /s/ Glade M. Knight
                                                    -------------------
                                                    Glade M. Knight
                                                    Chief Executive Officer
                                                    Apple Hospitality Five, Inc.

I, David S. McKenney, certify that:

1. I have reviewed this annual report on Form 10-K of Apple Hospitality Five, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                                /s/ David S. McKenney
                                                    ---------------------
                                                    David S. McKenney
                                                    Chief Financial Officer
                                                    Apple Hospitality Five, Inc.