Form 10-Q
period 2003-03-31
APPLE HOSPITALITY FIVE INC
filed 2003-05-14
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 333-100044

APPLE HOSPITALITY FIVE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	76-0713476 (IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 344-8121
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☒

At May 1, 2003, there were 12,604,101 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

INDEX

			Page Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	4

		Consolidated Statement of Operations - Three months ended March 31, 2003	5

		Consolidated Statement of Shareholders’ Equity-For three months ended March 31, 2003	6

		Consolidated Statement of Cash Flows - Three months ended March 31, 2003	7

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings (not applicable)

	Item 2.	Changes in Securities and Use of Proceeds	21

	Item 3.	Defaults Upon Senior Securities (not applicable)

	Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

	Item 5.	Other Information (not applicable)

	Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES	28

CERTIFICATIONS	29

PART I.

FINANCIAL INFORMATION

Item 1

Financial Statements (Unaudited)

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2003	December 31, 2002

ASSETS
Investment in hotels, net of accumulated depreciation of $254,261 and $0, respectively	$47,598,422	$—
Cash and cash equivalents	51,148,497	3,033
Prepaid offering costs	—	504,733
Due from third party manager, net	629,621	—
Restricted cash - furniture, fixtures and equipment escrow	443,385	—
Other assets	60,058	57,008

Total assets	$99,879,983	$564,774

LIABILITIES and SHAREHOLDERS’ EQUITY
LIABILITIES
Notes payable- unsecured	$—	$218,143
Accrued expenses	383,233	327,389
Interest payable	—	282

Total liabilities	383,233	545,814
SHAREHOLDERS’ EQUITY
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 200,000,000 shares; 10,417,801 and ten shares issued and outstanding respectively	100,467,461	110
Distributions greater than net income	(994,711)	(5,150)

Total shareholders’ equity	99,496,750	18,960

Total liabilities and shareholders’ equity	$99,879,983	$564,774

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended March 31, 2003

REVENUES:
Suite revenue	$1,634,279
Other revenue	76,695

Total revenues	1,710,974
EXPENSES:
Operating expense	390,223
Hotel administrative expense	131,058
Sales and marketing	141,390
Utilities	88,873
Repair and maintenance expense	79,199
Franchise fees	57,495
Management fees	54,559
Taxes, insurance and other	76,361
General and administrative	105,064
Depreciation of real estate owned	254,262

Total expenses	1,378,484

Operating income	332,490
Interest income	94,067

Net income	$426,557

Weighted average shares outstanding	6,460,815

Net income per common share-basic and diluted	$0.07

Note: The Company was formed on September 20, 2002 and commenced operations January 4, 2003.

See accompanying notes to consolidated financial statements.

Distributions per common share	$0.22

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Class B Convertible Stock

	Number of Shares	Amount	Number of Shares	Amount	Distributions Greater than Net Income	Total Shareholders’ Equity

Initial capitalization at September 20, 2002	10	$110	—	—	—	$110
Issuance of Series B Preferred Convertible	—	—	240,000	$24,000	—	24,000
Net income (loss)	—	—	—	—	$(5,150)	(5,150)

Balance at December 31, 2002	10	110	240,000	24,000	(5,150)	18,960
Net proceeds from sale of common shares	10,345,904	99,755,667				99,755,667
Common shares issued through reinvestment of distributions	71,887	711,684				711,684
Net income					426,557	426,557
Cash distributions declared to shareholders ($0.22 per share)					(1,416,118)	(1,416,118)

Balance at March 31, 2003	10,417,801	$100,467,461	240,000	$24,000	$(994,711)	$99,496,750

See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY FIVE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended March 31, 2003

Cash flow from operating activities:
Net income	$426,557
Depreciation of real estate owned	254,262
Changes in operating assets and liabilities
Funds due from third party manager	(627,005)
Other assets	12,689
Accrued expenses	7,465
Interest payable	(282)

Net cash provided by operating activities	73,686

Cash flow from investing activities:
Cash paid in the acquisition of hotels	(47,792,730)
Increase in cash restricted for capital improvements	(443,385)

Net cash used in investing activities	(48,236,115)

Cash flow from financing activities:
Net proceeds from issuance of common stock	100,942,154
Principal payments on line of credit	(218,143)
Cash distributions paid to shareholders	(1,416,118)

Net cash provided by financing activities	99,307,893

Increase in cash and cash equivalents	51,145,464

Cash and cash equivalents, beginning of period	3,033

Cash and cash equivalents, end of period	$51,148,497

Non-cash transaction:
Assumption of liabilities in acquisition of hotels	$75,693

Note: The Company was formed on September 20, 2002 and commenced operations on January 4, 2003.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements.

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Five, Inc., (the “Company”), is a Virginia corporation, formed on September 20, 2002, with the first investor closing under its ongoing offering commencing on January 4, 2003. Therefore, no comparative statement of operations or cash flows for prior periods can be presented. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits REIT’s to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Five Management, Inc., and has and will continue to lease all of its hotels to Apple Hospitality Five Management, Inc. or its subsidiaries (collectively, the “lessee”).

The Company’s primary business objective is to maximize shareholder value by achieving long-term growth in cash distributions to its shareholders. The Company intends to pursue this objective by acquiring a fee simple interest in upper-end, extended-stay hotels and limited-service hotels for long-term ownership. The Company seeks to maximize current and long-term net income and the value of its assets. The Company’s policy is to acquire assets where it believes opportunities exist for acceptable investment returns.

The Company expects to pursue its objectives primarily through the direct ownership of upper-end, extended-stay hotel and limited-service hotels located in selected metropolitan areas throughout the United States. However, future investment activities will not be limited to any geographic area or product type or to a specified percentage of assets.

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may at times exceed federal depository insurance limits.

Investment in Hotels

The hotels are stated at cost, net of depreciation, and including real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (a related party owned by Glade M. Knight, Chairman of the Board of Directors of the Company) and other due-diligence costs reimbursed to Apple Hospitality Two, Inc. (also a related party, of which Glade M. Knight serves as the Chairman of the Board of Directors and Chief Executive Officer). Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings and major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: 1) for a single asset, the cost must be at least $300, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, furniture, fixtures and equipment, the repair must be at least $2,000, and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in the operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Prepaid Offering Costs

During 2002, the Company incurred $504,733 in costs related to its “best-efforts” offering of common shares. The first closing of common shares occurred on January 3, 2003 with the sale of 4,761,905 shares with net proceeds totaling $44,999,999.

Deferred Acquisition Costs

The Company incurred costs during 2002, related to the potential acquisition of one extended-stay hotel located in Houston, Texas that operates as part of the Residence Inn® by Marriott® franchise. The acquisition was completed in January 2003. The deferred acquisition costs of $57,008, incurred during 2002, was applied to land and building costs as of the January acquisition date.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series B preferred convertible shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4). Weighted average common shares outstanding for the first quarter 2003 was 6,460,815.

Federal Income Taxes

The Company intends to elect to be operated as, and will annually elect to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation.

The lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The lessee has a taxable loss during the three months ended March 31, 2003. No benefit has been recorded since realization of such benefit is not probable.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Stock Incentive Plans

On January 2, 2003, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby Directors, who are not employees of the Company or affiliates, automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the number of shares to be issued is equal to 22,000 plus .08% of the number of Units sold in excess of 5,000,000 Units. This plan currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of shares to be issued under the Directors Plan is currently 54,536. The options expire 10 years from the date of grant. As of March 31, 2003, 26,389 Units have been reserved for issuance.

On January 2, 2003, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units to be issued is equal to 35,000 plus 5% of the number of shares sold in the initial offering in excess of 5,000,000. This plan also currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 2,068,549. As of March 31, 2003, 308,900 Units have been reserved for issuance.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In the first quarter of 2003, the Company granted 22,000 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan.

The Company elected to follow Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equal the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock-based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123.

3 Months ended March 31, 2003

Net income, as reported	$426,557
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,160)

Pro forma net income as if the fair value method had been applied to all option grants	$409,397

Earnings per share
Basic-as reported	$0.07
Basic-pro forma	$0.06

Diluted-as reported	$0.07
Diluted-pro forma	$0.06

Note 2

Investments in Hotels

At March 31, 2003, the Company owned 4 hotels which were all acquired during 2003. Investment in these hotels consisted of the following:

Land	$6,407,842
Building and Improvements	39,022,341
Furniture, Fixtures and Equipment	2,422,500

47,852,683
Less Accumulated Depreciation	(254,261)

Investments in Hotels, net	$47,598,422

Recent Acquisitions

Effective January 3, 2003, we acquired Marriott Residence Inn Houston-Westchase, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14,300,000.

Effective February 26, 2003, we acquired three hotels that operate as part of the franchise system for Homewood Suites® by Hilton. The combined gross purchase price for these hotels was $32,200,000. The properties are located in Colorado Springs, CO, Baton Rouge, LA and Albuquerque, NM and contain a combined total of 393 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by our ongoing offering of Units. We have leased these hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. We also used the proceeds of our ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $930,000, as a commission to Apple Suites Realty Group, Inc.

Note 3

Notes Payable

On November 21, 2002, the Company obtained an unsecured credit line in a principal amount up to $300,000 to fund start-up costs. The lender was Wachovia Bank, N.A. The line of credit bears interest at the bank’s prime rate and interest is payable monthly. The Company borrowed a total of $218,143 as of December 31, 2002 and Glade M. Knight, the Company’s president and Chairman of the Board of Directors, guaranteed repayment of the line of credit. Mr. Knight does not receive any consideration in exchange for providing this guarantee. The Company repaid this debt in January 2003 with proceeds from the sale of Units and extinguished the line of credit.

Note 4

Shareholders’ Equity

The Company is currently conducting an on-going best efforts offering. The Company registered its Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-77055) filed December 3, 2002. The Company began its best-efforts offering (the “Offering”) of its Units, no par value, on January 3, 2003, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this Report on Form 10-Q. All of the Units are being sold for our account.

The Series A preferred shares have no voting rights, no distribution rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the Company’s assets. The priority distribution will be equal to $11.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution the Series A preferred shares will have no other distribution rights.

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon our liquidation, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of our assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) the transfer of substantially all of its assets, stock or business, whether through exchange, merger, consolidation, lease, share exchange or otherwise; or (2) the Advisory Agreement with Apple Hospitality Five Advisors, Inc. is terminated or expires without renewal. Mr. Knight, as the chief executive officer of each party to the advisory agreement, can influence its termination or non-renewal. Accordingly, Mr. Knight can influence both the conversion of the Series B convertible preferred shares issued to him and the resulting dilution of other shareholders.

Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into a number of Units based upon the gross proceeds raised through the date of the conversion in the current $500 million public offering of the Company’s common shares made by the Company’s prospectus and according to the following formula:

Gross Proceeds Raised from Sales of Units Through Date of Conversion	Number of Common Shares Through Conversion of One Series B Convertible Preferred Share

$100 million	1.83239
$150 million	3.19885
$200 million	4.83721
$250 million	6.11068
$300 million	7.29150
$350 million	8.49719
$400 million	9.70287
$450 million	10.90855
$500 million	12.11423

Upon the occurrence of either triggering event, the Series B convertible preferred shares will be entitled to dividend distributions and voting rights on an as converted basis. No additional consideration is due upon the conversion of the Series B convertible preferred shares.

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

Note 5

Related Parties

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”), a company owned by Glade M. Knight, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. During the first quarter ASRG was paid $930,000 by the Company under the agreement.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), a company owned by Glade M. Knight, to advise and provide the Company with day-to-day management services and due-diligence services on acquisitions. On the same date, AFA entered into a subcontract and assignment agreement with Apple Suites Advisors, Inc. (“ASA”), wholly-owned subsidiary of Apple Hospitality Two, Inc., another related party, assigning all of its rights, responsibilities and duties under its agreement with the Company. In accordance with the contract and the subcontract and assignment agreement, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. During 2002, the Company did not incur any expense under this agreement. During the first quarter of 2003, the Company incurred advisory expenses of $71,000 under this agreement.

ASRG and AFA are 100% owned by Glade M. Knight, the Company’s Chief Executive Officer and Chairman of its Board of Directors. ASRG and AFA may purchase up to 2.5% of the total number of shares of the Company sold in the “best efforts” offering.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, and Apple Hospitality Two, Inc., a hospitality REIT.

Note 6

Pro Forma Information

The following unaudited pro forma information for the three months ended March 31, 2003, is presented as if the acquisitions of the four hotels occurred on January 1, 2003. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods.

Three months ended March 31, 2003

Hotel revenues	$3,987,872
Net income	$728,473
Net income pershare-basic and diluted	$0.11

The pro forma information reflects adjustments for actual revenues and expenses of the 4 hotels acquired in 2003 for the respective period in 2003 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; (3) common stock raised during 2003 to purchase these hotels has been adjusted to reflect issuances as if they had been raised as of January 1, 2003.

Management Agreements

Residence Inn Hotel

The Company’s one Residence Inn hotel is subject to a management agreement under which Residence Inn® by Marriott®, Inc. manages the hotel. The management agreement provides that the Manager will supervise the operation of the hotel and collect revenues from its operation for the benefit of the Lessee. The initial term of the Management Agreement continues until the 20th anniversary of the hotel’s opening date, which was February 24, 1999. The Manager may renew the Management Agreement for an additional ten-year period. The Lessee may terminate the Management Agreement if the annual operating profit for the hotel is less than $800,928 for two consecutive years (excluding any year in which the Manager is unable to operate the hotel due to a force majeure or in which the average annual effective rate for suites at the hotel is at least 90% of the rate for comparable hotels). The Manager may elect to avoid such termination by paying a cure amount to the Lessee that compensates for the deficiency in operating profit, but this remedy may not be exercised by the Manager more than twice. Termination is also permitted as a remedy for material breach if a court determines that monetary damages alone are inadequate. If termination occurs for any reason other than default by the Manager or expiration of the term, the Manager is entitled to a termination fee equal to at least three times the average annual management fees (described in the next paragraph).

For managing the hotel, the Manager will receive management fees consisting of a base management fee generally equal to 2% gross revenues, a Residence Inn® system fee generally equal to 5% of suite revenues and an incentive management fee generally equal to 25% of operating profit minus the priority amount (described below). In each fiscal year, the operating profit from the hotel will be distributed in the following order of priority: (a) a priority amount equal to $1,198,940 will be paid to the Lessee; (b) the incentive management fee will be paid to the Manager; and (c) any remaining balance will be paid to the Lessee.

Pursuant to the terms of the management agreement, the Manager also furnishes the hotel with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, the Company’s Residence Inn hotel participates in the Marriott Rewards® program. The cost of this program is charged to all hotels in the Marriott International hotel system.

Homewood Suites Hotels

The Company’s three Homewood Suites hotels are being managed under separate and substantially similar management agreements dated as of February 26, 2003. The parties to the management agreements are the Manager and our lessee for the applicable hotel (which is either Apple Hospitality Five Management, Inc. or AHF Services Limited Partnership).

Under each management agreement, the Manager will supervise the operation of the hotel and collect revenues from its operation for the benefit of the lessee. The Manager is entitled to receive a monthly management fee, which equals a percentage of gross revenues from operation of the applicable hotel. This percentage is 2% during the first two years of the management agreement, 2.5% during the third such year and 3% thereafter.

Each management agreement has an initial term of 20 years. The Manager has the option to renew the term for two additional periods of 5 years each. Termination of a management agreement is permitted as a remedy for an uncured default by either property.

The three Homewood Suites hotels are licensed as part of the franchise system for Homewood Suites® by Hilton® under separate and substantially similar franchise license agreements dated as of February 26, 2003. The parties to the franchise agreements are Promus Hotels, Inc. (who is the Manager under the corresponding management agreements for each hotel) and our lessee for the applicable hotel.

Under each franchise license agreement, the applicable hotel must be operated in accordance with the standards and requirements established by Promus Hotels, Inc. These requirements cover, among other matters, the types of services and products that may be offered at the hotel, the appearance and condition of the hotel and the use of national reservation services.

Each franchise license agreement provides for both a monthly royalty fee and a monthly program fee. The monthly royalty fee equals a percentage of gross rooms revenue from operation of the applicable hotel. This percentage is 2% during the first two years of the franchise license agreement, 2.5% during the third such year, 3% during the fourth such year, and 4% thereafter. The monthly program fee is 4%, and may be changed by Promus Hotels, Inc. from time to time, but such increase will not exceed 1% of gross rooms revenue in any calendar year and the cumulative increases will not exceed 5% of gross rooms revenue.

Each franchise license agreement has an initial term of 20 years. Promus Hotels, Inc. has the option to renew the term for two periods of 5 years each.

Note 7

Subsequent Events

During April and May of 2003, the Managing Underwriter sold 2,186,300 Units consisting of one common share and one Series A preferred share, resulting in net proceeds to the Company of $21,644,370.

Item 2

Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles; and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

General

The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company was formed on September 20, 2002, with the first investor closing on January 3, 2003. The Company owns four hotels within different markets in the United States.

Results of Operations

We were organized and initially capitalized on September 20, 2002. During the period from September 20, 2002 to December 31, 2002, we owned no properties, had no revenue and were engaged in initial capital-raising activities. During this period, we incurred miscellaneous start-up costs and interest expense under our unsecured line of credit. We commenced operations in January 2003 upon the purchase of our first hotel property. We purchased three hotel properties on February 26, 2003. The results of operations from these three hotel properties have been included in our operations only from February 26, 2003 through March 31, 2003.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations started during the quarter were for the four hotels acquired. For the quarter, the hotels achieved average occupancy of 80%, ADR of $87 and RevPAR of $70. For the quarter, the Company had interest income of $94,067 from its short term cash investments in money market instruments.

Expenses

Expenses for the quarter represented the expenses related to the four hotels purchased and the period owned. Depreciation expense of $254,262 represents the expense of the four hotels acquired during the quarter. General and administrative expenses for the quarter were $105,064 or 6% of the Company’s suite revenue.

Liquidity and Capital Resources

The cash flow generated from properties we will acquire and any short term investments will be our principal source of liquidity. In addition, we may borrow funds, subject to the approval of our board of directors.

Our dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate for the quarter ended March 31, 2003 was at an annual rate of $.88 per unit outstanding (or $.22 per quarter).

In general, we expect capital resources to be adequate to meet our cash requirements in 2003.

We intend to use our cash, currently $51 million, and proceeds from our on-going offering to purchase extended stay hotel properties. Currently, we are in the process of conducting due diligence on several extended stay hotel properties.

We have ongoing capital commitments to fund our capital improvements. Through the lessee, we are required, under all three management agreements with the Manager, to make available to the lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for our capital expenditures with respect to the hotels. We expect that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition.

We obtained an unsecured line of credit in a principal amount of up to $300,000 to fund our start-up costs. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate. Interest was payable monthly. We borrowed a total of $218,143 as of December 31, 2002 against the line of credit. Glade M. Knight, our Chief Executive Officer and Chairman of the Board or Directors, guaranteed repayment of the line of credit. Mr. Knight did not receive any consideration in exchange for providing this guarantee. We repaid this debt in January 2003 with proceeds from the sale of Units and canceled the line of credit.

We anticipate that our cash flow will be adequate to cover our operating expenses and to permit us to meet our anticipated liquidity requirements, including distribution requirements. Inflation may increase our operating costs. As of March 31, 2003, we had no material commitments for capital expenditures.

We are raising equity through a “best efforts” offering of shares by David Lerner and Associates, Inc. (the “Managing Dealer”). We achieved the minimum offering of 4,761,905 Units at a price of $10.50 per Unit as of January 3, 2003. As of March 31, 2003, we had sold 10,417,801 Units with net proceeds totaling $100,467,461. We are continuing the offering at $11.00 per Unit in accordance with the prospectus for our offering.

We intend to establish a working capital reserve of at least 0.5% of the proceeds from our offering. This reserve, in combination with income from our properties and short term investments, is anticipated to satisfy our liquidity requirements.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently we are not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotels may cause quarterly fluctuations in our revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, we expect to utilize cash on hand to make distributions.

Critical Accounting Policies

The following contains a discussion of what we believe to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare our financial statements. These principles include application of judgment; therefore, changes in judgments may have a significant impact on our reported results of operations and financial condition.

Related Party Transactions

We have significant transactions with related parties. These transactions cannot be construed to be arms length and the results of our operations may be different if these transactions were conducted with non-related parties.

We have contracted with Apple Suites Realty Group, Inc., a Virginia corporation (“ASRG”) to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions.

We also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”) to advise and provide day-to-day management services for us and due-diligence services on acquisitions. In accordance with the contract, we pay AFA a fee equal to .1% to .25% of total equity contributions received by us in addition to certain reimbursable expenses. AFA will also hold a three-year contract for the monthly maintenance and support of accounting software.

As of December 31, 2002, AFA, ASRG and ASA were 100% owned by Mr. Knight. As of January 31, 2003, the outstanding shares of ASA owned by Mr. Glade M. Knight were purchased by Apple Hospitality Two, Inc. and ASA is now a wholly-owned subsidiary of Apple Hospitality Two, Inc. AFA and ASRG may purchase in the “best efforts” offering up to 2.5% of the total number of our shares sold in the “best efforts” offering, once the minimum offering is completed.

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

Each holder of outstanding Series B preferred convertible shares has the right to convert any of such shares into common shares upon and for 180 days following the occurrence of any of the following conversion events:

(1) substantially all of our assets, stock or business, is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of our business; or

(2) our common shares are listed on any securities exchange or quotation system or in any established market (“Conversion Event”).

Upon the occurrence of any Conversion Event, the Series B preferred convertible shares may be converted into a maximum of 2,907,415 common shares, based upon the gross proceeds raised through the date of conversion in this $500 million offering made by our prospectus. In addition, upon conversion of the Series B convertible preferred shares into common shares, the Series A preferred shares will terminate and the priority distribution in liquidation associated with the Series A preferred shares will disappear. If we terminate or fail to renew the Advisory Agreement with AFA, the Series B convertible preferred shares will be entitled to dividend distributions and voting rights on an as converted basis. In this event, the liquidation preference of the Series A preferred shares will continue.

No additional consideration is due upon the conversion of the Series B preferred convertible shares. Upon the probable occurrence of a conversion event, we will record expense for the difference between the fair value of our common stock and issue price of the Series B preferred convertible shares.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. In addition, the converted shares would increase the number of common shares and would effect earnings per share.

Recent Acquisitions

Effective January 3, 2003, the Company acquired Marriott Residence Inn Houston-Westchase, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14,300,000.

Effective February 26, 2003, the Company acquired three hotels that operate as part of the franchise system for Homewood Suites® by Hilton. The combined gross purchase price for these hotels was $32,200,200. The properties are located in Colorado Springs, CO; Baton Rouge, LA and Albuquerque, NM and contain a combined total of 393 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by the Company’s ongoing offering of Units. We have leased these hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. The Company also used the proceeds for its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $930,000, as a commission to Apple Suites Realty Group, Inc.

Subsequent Events

Subsequent to March 31, 2003, the Company raised through its “best efforts” offering of units an additional $21.6 million of net proceeds from sales of 2,186,299 units.

Item 3.

Quantitative And Qualitative Disclosure About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2002, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company was exposed to changes in the prime lending rate as interest on its line of credit is variable rate based on the prime lending rate. This debt was repaid in its entirety in January 2003. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on our cash invested at March 31, 2003 or $51 million, every 100 basis points change in interest rates will impact the Company’s net income by $127,500 for the quarter, all other things being equal. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

Item 4

Controls and Procedures

Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II.

OTHER INFORMATION

Item 2

Changes in Securities and Use of Proceeds

On-going Offering

We are currently conducting an on-going best efforts offering. We registered our Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed December 3, 2002. We began our best-efforts offering (the “Offering”) of our Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this report on Form 10-Q. All of the Units are being sold for our account. There are 12,604,101 shares outstanding as of May 1,2003 representing net proceeds of $122,637,757.

Common Shares

There is currently no established public market in which our common shares are traded. On March 31, 2003, there were approximately 4000 beneficial shareholders of our common shares. No distributions were made to the shareholders during 2002. In 2003, we have paid monthly dividends of $0.07334 per share. The timing and amounts of distributions to shareholders are within the discretion of our board of directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Series A Preferred Shares

The Series A preferred shares have no voting rights, no distribution rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

We currently have 240,000 Series B convertible preferred shares issued and outstanding all owned by Glade M. Knight, the Company’s Chairman and Chief Financial Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of our assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) the transfer of substantially all of the Company’s assets, stock or business, whether through exchange, merger, consolidation, lease, share exchange or otherwise; or (2) the Advisory Agreement between the Company and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (the “Advisory Agreement”) is terminated or expires without renewal. Mr. Knight, as the chief executive officer of each party to the Advisory Agreement, can influence or control its termination or non-renewal. Accordingly, Mr. Knight can influence both the conversion of the Series B convertible preferred shares issued to him and the resulting dilution of other shareholders. Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into a number of Units based upon the gross proceeds raised through the date of conversion in the offering.

Preferred Shares

Our articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. We believe that the authorization to issue additional preferred shares benefits us and our shareholders by permitting flexibility in financing additional growth, giving us additional financing options in our corporate planning and in responding to developments in our business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives us the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, we have no specific financing or acquisition plans involving the issuance of additional preferred shares and we do not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed below. We cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2003:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$49,999,999
	40,909,091	Units	$11 per Unit	450,000,001

Totals:	45,670,996	Units		$500,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$49,999,999
	5,655,897	Units	$11 per Unit	62,214,867

Totals:	10,417,802	Units		$112,214,866

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$11,221,486
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	525,919

Total Expenses of Issuance and Distribution of Common Shares	$11,747,405

Net Proceeds to the Company	$100,467,461

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$47,852,683
2. Interest on indebtedness	—
3. Working capital	51,087,862
4. Fees to the following (all affiliates of officers of the Company):	—
a. Apple Suites Advisors, Inc.	71,000
b. Apple Suites Realty Group, Inc.	930,000

5. Fees and expenses of third parties	525,916
6. Other	—

Total of Application of Net Proceeds to the Company	100,467,461

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit	Description

2.1

Agreement of Sale dated as of February 26, 2003 between Promus Hotels, Inc., Promus Hotels Florida, Inc. and Apple Suites Realty Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

2.2

Assignment (regarding Agreement of Sale) dated as of February 26, 2003 between Apple Suites Realty Group, Inc., Apple Hospitality Five, Inc. and AHF Baton Rouge Limited Partnership (incorporated by reference to Exhibit 2.2 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

2.3

Purchase Contact dated as of December 18, 2002 by and between Westel Properties II, Ltd., Apple Suites Realty Group, Inc., and, to the extent provided therein, joined in by W. I. Realty I, L.P. (as subsequently assigned by Apple Suites Realty Group, Inc. to AHF Houston Westchase Limited Partnership).

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2002)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2002)

10.1

Management Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. (regarding Homewood Suites® hotel in Colorado) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.2

Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. (regarding Homewood Suites® hotel in Colorado) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.3

Guarantee of Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. for the benefit of Promus Hotels, Inc. (regarding Homewood Suites® hotel in Colorado) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.4

Master Hotel Lease Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. and Apple Hospitality Five Management, Inc. (regarding Homewood Suites® hotels in Colorado and New Mexico) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.5	Schedule setting forth information on two substantially identical Management Agreements (with respect to Exhibit 10.1 above) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.6

Schedule setting forth information on two substantially identical Franchise License Agreements (with respect to Exhibit 10.2 above) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.7

Schedule setting forth information on two substantially identical Guarantees of Franchise License Agreements (with respect to Exhibit 10.3 above) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.8

Schedule setting forth information on a substantially identical Hotel Lease Agreement (with respect to Exhibit 10.4 above) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on March 13, 2003)

10.9

Property Acquisition/Disposition Agreement by and between Apple Hospitality Five, Inc. and Apple Suites Realty Group, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003)

10.10

Advisory Agreement by and between Apple Hospitality Five, Inc. and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003)

10.11

Subcontract and Assignment Agreement by and between Apple Suites Advisors, Inc. and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003)

10.12	Hotel Lease Agreement effective as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, and AHF Services Limited Partnership, as Lessee

10.13	Management Agreement dated as of April 8, 1996 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager (as amended)

10.14	First Amendment to Management Agreement dated as of October 8, 1997 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager

10.15

Assignment, Assumption and Amendment of Management Agreement dated as of January 3, 2003 by and among Westel Properties II, Ltd., as Assignor, AHF Services Limited Partnership, as Assignee, and Residence Inn by Marriott, Inc., as Manager

10.16	Owner Agreement dated as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, AHF Services Limited Partnership, as Lessee, and Residence Inn by Marriott, Inc., as Manager

10.17

Apple Hospitality Five, Inc. 2003 Non-Employee Directors Stock Option Plan effective January 2, 2003 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003) **

10.18

Apple Hospitality Five, Inc. 2003 Incentive Plan Effective January 2, 2003 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report filed on Form 8-K (SEC File No. 333-100044) on January 17, 2003) **

99.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 *

*

Filed herewith

**

Compensatory plan or arrangement

(b)

Reports on Form 8-K

(1)

On January 17, 2003, the Company filed a current report on Form 8-K, reporting under Items 2, 5 and 7 reporting an acquisition of the Residence Inn – Houston Westchase extended-stay hotel in Texas for a gross purchase price of $14.3 million. This current report was amended on April 17, 2003 to include the following financial statements:

Financial Statements of Businesses Acquired

Westel Properties II, LTD
Report of Independent Auditors
Balance Sheet — December 31, 2001 and 2002
Statement of Operations — Years ended December 31, 2000, 2001 and 2002
Statements of Partners’ Capital — Years ended December 31, 2000, 2001 and
2002
Statement of Cash Flows — Years ended December 31, 2000, 2001 and 2002
Notes to Financial Statements

Pro Forma Financial Information

Apple Hospitality Five, Inc.
Pro Forma Condensed Consolidated Balance Sheet As of December 31, 2002
(unaudited)
Notes to Pro Forma Condensed Consolidated Balance Sheet (unaudited)
Pro Forma Condensed Consolidated Statements of Operations For the Year Ended December 31, 2002 (unaudited)
Notes to Pro Forma Condensed Consolidated Statements of Operations
(unaudited)

(2)

On March 13, 2003, the Company filed a current report on Form 8-K, reporting under Items 2 and 7 reporting an acquisition of three hotels that operate as part of the franchise system for Homewood Suites® by Hilton® for a gross purchase price of $32.2 million. This current report was amended on April 17, 2003 to include the following financial statements:

Financial Statements of Businesses Acquired

Three Homewood Suites® (Colorado Springs, Colorado,
Baton Rouge, Louisiana and Albuquerque, New Mexico)
Report of Independent Auditors
Combined Balance Sheet — December 31, 2001 and 2002
Combined Statement of Income — Years ended December 31, 2000, 2001 and
2002
Combined Statements of Equity — Years ended December 31, 1999, 2000, 2001 and 2002
Combined Statement of Cash Flows — Years ended December 31, 2000, 2001 and
2002
Notes to Financial Statements

Pro Forma Financial Information

Apple Hospitality Five, Inc.
Pro Forma Condensed Consolidated Balance Sheet As of December 31, 2002
(unaudited)
Notes to Pro Forma Condensed Consolidated Balance Sheet (unaudited)
Pro Forma Condensed Consolidated Statements of Operations For the Year
Ended December 31, 2002 (unaudited)
Notes to Pro Forma Condensed Consolidated Statements of Operations
(unaudited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.
By:	/s/ GLADE M. KNIGHT	Date:	May 14, 2003

Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President

By:	/s/ DAVID S. MCKENNEY	Date:	May 14, 2003

David S. McKenney, Senior Vice President Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Glade M. Knight, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Apple Hospitality Five, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ GLADE M. KNIGHT

Glade M. Knight Chief Executive Officer Apple Hospitality Five, Inc.

I, David S. McKenney, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Apple Hospitality Five, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ DAVID S. MCKENNEY

David S. McKenney Chief Financial Officer Apple Hospitality Five, Inc.