Form 10-Q
period 2003-06-30
APPLE HOSPITALITY FIVE INC
filed 2003-08-12
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number  333-100044

APPLE HOSPITALITY FIVE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	76-0713476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET
RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

At August 1, 2003, there were 21,178,607 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

APPLE HOSPITALITY FIVE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Investment in hotels, net of accumulated depreciation of $869,980 and $0, respectively	$119,665,645	$—
Cash and cash equivalents	53,567,403	3,033
Prepaid offering costs	—	504,733
Due from third party manager, net	1,813,370	—
Restricted cash—furniture, fixtures and equipment escrow	582,453	—
Other assets	135,727	57,008

Total assets	$175,764,598	$564,774

LIABILITIES and SHAREHOLDERS’ EQUITY

LIABILITIES
Notes payable— unsecured	$—	$218,143
Accrued expenses Lease liability	194,151 3,828	327,389 —
Interest payable	—	282

Total liabilities	197,979	545,814

SHAREHOLDERS’ EQUITY
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 200,000,000 shares; 18,224,978 and ten shares issued and outstanding respectively	177,638,368	110
Distributions greater than net income	(2,095,749)	(5,150)

Total shareholders’ equity	175,566,619	18,960

Total liabilities and shareholders’ equity	$175,764,598	$564,774

See notes to consolidated financial statements.

Apple Hospitality Five, Inc

C onsolidated Statement of Operations (Unaudited)

	Three months ended	Six months ended
	June 30, 2003	June 30, 2003
REVENUES:
Suite revenue	$4,264,549	$6,416,102
Other revenue	434,191	230,348

Total revenues	4,698,740	6,646,450

EXPENSES:
Operating expenses	892,683	1,373,385
Hotel administrative expense	340,544	505,088
Sales and marketing	329,450	500,679
Utilities	143,980	245,354
Repair and maintenance	170,194	265,011
Franchise fees	87,257	149,699
Management fees	158,778	231,372
Taxes, insurance and other	249,485	357,677
General and administrative	147,207	252,271
Depreciation of real estate owned	615,718	869,980

Total expenses	3,135,296	4,750,516

Operating income	1,563,444	1,895,934
Interest income	145,990	240,057
Imputed interest	—	—
Interest expense	(60)	(60)

Net income	$1,709,374	$2,135,931

Basic and diluted income per common share	$0.15	$0.22

Weighted average shares outstanding-basic and diluted	11,596,149	9,605,675

Distributions declared per common share	$0.22	$0.44

See accompanying notes to consolidated financial statements.

Note:	The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

APPLE HOSPITALITY FIVE, INC.

C ONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Class B Convertible Stock
					Distributions	Total
	Number		Number		Greater than	Shareholders’
	of Shares	Amount	of Shares	Amount	Net Income	Equity
Balance at December 31, 2002	10	110	240,000	24,000	(5,150)	18,960

Net proceeds from sale of common shares	18,007,134	175,242,087				175,242,087
Common shares issued through reinvestment of distributions	217,834	2,396,171				2,396,171
Net income					2,135,931	2,135,931
Cash distributions declared to shareholders ($0.44 per share)					(4,226,530)	(4,226,530)

Balance at June 30, 2003	18,224,978	$177,638,368	240,000	$24,000	$(2,095,749)	$175,566,619

See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY FIVE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Six months ended June 30, 2003
Cash flow from operating activities:

Net income	$2,135,931
Depreciation of real estate owned	869,980
Changes in operating assets and liabilities
Funds due from third party manager	(1,813,370)
Other assets	12,060
Accrued expenses	(241,321)
Interest payable	(282)

Net cash provided by operating activities	962,998

Cash flow from investing activities:
Cash paid in the acquisition of hotels	(120,382,524)
Capital improvements	(102,039)
Net (increase) decrease in cash restricted for property improvement	(582,453)

Net cash used in investing activities	(121,067,016)

Cash flow from financing activities:
Cash paid for offering costs	(171,267)
Net proceeds from issuance of common stock	178,284,328
Principal payments on line of credit	(218,143)
Cash distributions paid to shareholders	(4,226,530)

Net cash provided by financing activities	173,668,388

Increase (decrease) in cash and cash equivalents	53,564,370

Cash and cash equivalents, beginning of period	3,033

Cash and cash equivalents, end of period	$53,567,403

Note:	The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

See accompanying notes to consolidated financial statements.

N otes to Consolidated Financial Statements

Note 1

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Five, Inc. (the “Company”) is a Virginia corporation, formed on September 20, 2002, with the first investor closing under its ongoing best-efforts offering commencing on January 3, 2003. Therefore, no comparative statement of operations or cash flows for prior periods can be presented. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits REITs to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed a wholly-owned taxable REIT subsidiary, Apple Hospitality Five Management, Inc., and has and will continue to lease all of its hotels to Apple Hospitality Five Management, Inc. or its subsidiaries (collectively, the “Lessee”).

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may at times exceed federal depository insurance limits.

Investment in Hotels

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”) (a related party owned by Glade M. Knight, Chairman of the Company) and other due-diligence costs reimbursed to Apple Hospitality Two, Inc. (also a related party, of which Glade M. Knight serves as the Chairman of the Board of Directors and Chief Executive Officer). Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings and major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $300, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, furniture, fixtures and equipment, the repair must be at least $2,000, and the useful life of the asset must be substantially extended.

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

Offering Costs

As of June 30, 2003, the Company had incurred $20,455,440 in costs related to its best-efforts offering of common shares. The first closing of common shares occurred on January 3, 2003 with the sale of 4,761,905 shares at $10.50 per share, with proceeds net of commissions totaling $44,999,999. As of June 30, 2003, the Company had closed on additional sales of 13,463,063 shares at $11.00 per share, with proceeds net of commissions totaling $133,284,329.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series B preferred convertible shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4). Weighted average common shares outstanding for the second quarter 2003 were 11,596,149.

Federal Income Taxes

The Company intends to elect to be operated as, and will annually elect to be taxed as, a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a real estate investment trust which distributes at least 90% of its taxable income to its shareholders does not pay federal tax on its distributed income. Accordingly, no provision has been made for federal income taxes. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation.

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The Lessee has a taxable loss during the six months ended June 30, 2003. No benefit has been recorded since realization of such benefit is not probable.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Stock Incentive Plans

On January 2, 2003, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the number of shares authorized for issuance is equal to 22,000 plus .08% of the number of Units sold in excess of 5,000,000 Units. This plan currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of shares authorized under the Directors Plan is currently 54,537. The options expire 10 years from the date of grant. As of June 30, 2003, 32,580 Units have been reserved for issuance.

On January 2, 2003, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 5% of the number of shares sold in the initial offering in excess of 5,000,000. This plan also currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 2,068,550. As of June 30, 2003, 696,249 Units have been reserved for issuance.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In the first quarter of 2003, the Company granted 22,000 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan, and in the second quarter of 2003, the Company granted 12,240 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan.

The Company elected to follow Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Stock options granted under the Director’s Plan are also accounted for using APB 25. The alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FASB 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equal the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

The following information about stock-based employee compensation costs reconciles the difference of accounting for employee stock-based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123.

	Three months ended	Six Months ended
	June 30, 2003	June 30, 2003
Net income, as reported	$1,709,374	$2,135,931

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$9,962	$27,122

Pro forma net income as if the fair value method had been applied to all option grants	$1,699,412	$2,108,809

Earnings per share
Basic and diluted-as reported	$0.15	$0.22
Basic and diluted-pro forma	$0.15	$0.22

Note 2

Investments in Hotels

At June 30, 2003, the Company owned 9 hotels which were all acquired during 2003. Investment in these hotels consisted of the following:

Land	$20,790,817
Building and Improvements	94,702,786
Furniture, Fixtures and Equipment	5,042,022

120,535,625

Less Accumulated Depreciation	(869,980)

Investments in Hotels, net	$119,665,645

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

Effective May 23, 2003, the Company acquired Marriott Residence Inn Cypress, which contains 155 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $19,000,000.

Effective May 31, 2003, the Company acquired three Residence Inn by Marriott hotels located in Somerset, NJ, Cranbury, NJ, and Hauppauge, NY. The combined gross purchase price for these hotels was $42,500,000. The properties contain a combined total of 316 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective June 20, 2003, the Company acquired Marriott Residence Inn Nashville, which contains 168 suites and was in operation when acquired. The hotel offers one and two room suites with amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $8,800,000.

The purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leased all of its hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $2,336,000, as a commission to ASRG. Additionally, the Company has reimbursed Apple Hospitality Two, Inc. for $291,490 of due diligence costs associated with these acquisitions.

No goodwill was recorded in connection with these acquisitions.

Note 3

Notes Payable

On November 21, 2002, the Company obtained an unsecured credit line in a principal amount up to $300,000 to fund start-up costs. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate and interest is payable monthly. The Company borrowed a total of $218,143 as of December 31, 2002, and Glade M. Knight, the Company’s president and Chairman of the Board of Directors, guaranteed repayment of the line of credit. Mr. Knight did not receive any consideration in exchange for providing this guarantee. The Company repaid this debt in January 2003 with proceeds from the sale of Units and extinguished the line of credit.

Note 4

Shareholders’ Equity

The Company is currently conducting an on-going best efforts offering. The Company registered its Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed with the Securities and Exchange Commission on December 3, 2002. The Company began its best-efforts offering (the “Offering”) of its Units, no par value on January 3, 2003, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this Report on Form 10-Q. All of the Units are being sold for our account.

The Series A preferred shares have no voting rights, no distribution rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the Company’s assets. The priority distribution will be equal to $11.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution, the Series A preferred shares will have no other distribution rights.

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation of the Company, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) the transfer of substantially all of the Company’s assets, stock or business, whether through exchange, merger, consolidation, lease, share exchange or otherwise; or (2) the termination or expiration without renewal of the Advisory Agreement with Apple Hospitality Five Advisors, Inc. (“AFA”). Mr. Knight, as the chief executive officer of each party to the advisory agreement, can influence the termination or non-renewal of the Advisory Agreement. Accordingly, Mr. Knight can influence both the conversion of the Series B convertible preferred shares issued to him and the resulting dilution of other shareholders.

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

Note 5

Related Parties

The Company has contracted with ASRG, a company owned by Glade M. Knight, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the gross purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2003, ASRG was paid $2,336,000 by the Company under the agreement.

Effective January 3, 2003, the Company contracted with AFA, a company owned by Glade M. Knight, to advise and provide the Company with day-to-day management services and due-diligence services on acquisitions. On the same date, AFA entered into a subcontract and assignment agreement with Apple Suites Advisors, Inc. (“ASA”), a wholly-owned subsidiary of Apple Hospitality Two, Inc., and another related party, assigning all of its rights, responsibilities and duties under its agreement with the Company. In accordance with the contract and the subcontract and assignment agreement, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. During 2002, the Company did not incur any expense under this agreement. As of June 30, 2003, the Company incurred advisory expenses of $80,414 under this agreement, which is included in general and administrative expense.

ASRG and AFA are 100% owned by Glade M. Knight, the Company’s Chief Executive Officer and Chairman of the Board of Directors. ASRG and AFA may purchase up to 2.5% of the total number of shares of the Company sold in the best efforts offering.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, and Apple Hospitality Two, Inc., a hospitality REIT.

Note 6

Pro Forma Information

The following unaudited pro forma information for the three and six months ended June 30, 2003, is presented as if the acquisitions of the nine hotels occurred on January 1, 2003. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods.

	Three months ended	Six months ended
	June 30, 2003	June 30, 2003

Total revenues	$6,920,313	$13,131,666

Net income	$1,971,668	$3,553,278

Net income per share-basic and diluted	$0.11	$0.19

The pro forma information reflects adjustments for actual revenues and expenses of the 9 hotels acquired in 2003 for the respective period in 2003 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; (3) common stock raised during 2003 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2003.

Management Agreements

Residence Inn Hotels

The Company’s Residence Inn hotels are subject to a management agreement under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels. The management agreement provides that the Manager will supervise the operation of the hotel and collect revenues from its operation for the benefit of the Lessee. The term of the management agreement continues for a period of time not less than 20 years and not more than 30 years from the anniversary of the hotel’s opening date. The Manager may renew the management agreement for an additional ten-year period under mutual consent with the Company. The Lessee may terminate the Management Agreement if the annual operating profit for the hotel is less than an agreed upon amount which is based on a percentage return on purchase price, which varies per hotel, for two consecutive years (excluding any year in which the Manager is unable to operate the hotel due to a force majeure or in which the average annual effective REVPAR index and owner’s priority return for suites at the hotel is at an agreed upon rate for comparable hotels.) The Manager may elect to avoid such termination by paying a cure amount to the Lessee that compensates for the deficiency in operating profit, but this remedy may not be exercised by the Manager more than twice. Termination is also permitted as a remedy for material breach if a court determines that monetary damages alone are inadequate. If termination occurs for any reason other than default by the Manager or expiration of the term, the Manager is entitled to a termination fee equal to at least three times the average annual management fees (described in the next paragraph).

For managing the hotels, the Manager will receive management fees consisting of a base management fee generally equal to 3% gross revenues, a Residence Inn® system fee generally equal to 4% of suite revenues and an incentive management fee generally equal to 25% of operating profit minus the priority amount (described below). In each fiscal year, the operating profit from the hotels will be distributed in the following order of priority: (a) a priority amount will be paid to the Lessee, (b) the incentive management fee will be paid to the Manager and (c) any remaining balance will be paid to the Lessee.

The Company’s Residence Inn hotels participate in the Marriott Rewards® program. The cost of this program is charged to all hotels in the Marriott International hotel system.

Homewood Suites Hotels

The Company’s three Homewood Suites hotels are being managed under separate and substantially similar management agreements dated as of February 26, 2003. The parties to the management agreements are the Manager and the Company’s lessee for the applicable hotel (which is either Apple Hospitality Five Management, Inc. or AHF Services Limited Partnership).

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

The three Homewood Suites hotels are licensed as part of the franchise system for Homewood Suites® by Hilton® under separate and substantially similar franchise license agreements dated as of February 26,

2003. The parties to the franchise agreements are Promus Hotels, Inc. (who is the Manager under the corresponding management agreements for each hotel) and the Company’s lessee for the applicable hotel.

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

Note 7

Subsequent Events

In July 2003, the Company distributed to its shareholders cash in the amount of $1.3 million ($0.22 per share).

During July 2003, the managing underwriter sold a total of 2,953,629 Units, each unit consisting of one common share and one preferred share, resulting in net proceeds to the Company of $29.2 million.

Note 8

Industry Segments

The Company owns extended-stay hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

I tem 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

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

General

We intend to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. We were formed on September 20, 2002, with our first investor closing on January 3, 2003. We own nine hotels within different markets in the United States.

Hotels Owned

We were organized and initially capitalized on September 20, 2002. During the period from September 20, 2002 to December 31, 2002, we owned no properties, had no revenue and were engaged in initial capital-raising activities. During this period, we incurred miscellaneous start-up costs and interest expense under our unsecured line of credit. We commenced operations in January 2003 upon the purchase of our first hotel property. As of June 30, 2003, we own a total of nine hotel properties, with a total of 1,152 suites.

The following table summarizes the locations of and number of suites for the 9 hotels we owned at June 30, 2003:

Location of hotels	Brand	# of Suites
Cypress, California	Residence Inn® by Marriott®	155
Colorado Springs, Colorado	Homewood Suites® by Hilton®	127
Baton Rouge, Louisana	Homewood Suites® by Hilton®	115
Cranbury, New Jersey	Residence Inn® by Marriott®	108
Somerset, New Jersey	Residence Inn® by Marriott®	108
Albuquerque, New Mexico	Homewood Suites® by Hilton®	151
Hauppauge, New York	Residence Inn® by Marriott®	100
Nashville, Tennessee	Residence Inn® by Marriott®	168
Houston, Texas	Residence Inn® by Marriott®	120

Total		1,152

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

Effective May 23, 2003, we acquired Marriott Residence Inn Cypress, which contains 155 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $19,000,000.

Effective May 31, 2003, we acquired three Residence Inn by Marriott hotels located in Somerset, NJ, Cranbury, NJ, and Hauppauge, NY. The combined gross purchase price for these hotels was $42,500,000. The properties contain a combined total of 316 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective June 20, 2003, we acquired Marriott Residence Inn Nashville, which contains 168 suites and was in operation when acquired. The hotel offers one and two room suites with amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $8,800,000.

The purchase price for all of the hotels was funded by our ongoing best-efforts offering of Units. We have leased these hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. We also used the proceeds of our ongoing best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals $2,336,000, as a commission to Apple Suites Realty Group, Inc. Additionally, we have reimbursed Apple Hospitality Two, Inc. for $291,490 of due diligence costs associated with these acquisitions.

Management Agreements

Residence Inn Hotel

Our Residence Inn by Marriott hotels are subject to a management agreement under which Residence Inn® by Marriott®, Inc. (the “Manager”) manages the hotels. The management agreement provides that the Manager will supervise the operation of each hotel and collect revenues from their operations for the benefit of the Lessee. The initial term of the management agreement continues for a period of time not less than 20 years and not more than 30 years from the anniversary of the hotel’s opening date. The Manager may renew the management agreement for an additional ten-year period under mutual consent with the Company. The Lessee may terminate the management agreement if the annual operating profit for the hotel is less than an agreed upon amount which is based on a percentage return on purchase price, which varies per hotel, for two consecutive years (excluding any year in which the Manager is unable to operate the hotel due to a force majeure or in which the average annual effective REVPAR index and owner’s priority return for suites at the hotel is at an agreed upon rate for comparable hotels.) The Manager may elect to avoid such termination by paying a cure amount to the Lessee that compensates for the deficiency in operating profit, but this remedy may not be exercised by the Manager more than twice. Termination is also permitted as a remedy for material breach if a court determines that monetary damages alone are inadequate. If termination occurs for any reason other than default by the Manager or expiration of the term, the Manager is entitled to a termination fee equal to at least three times the average annual management fees (described in the next paragraph).

For managing the hotels, the Manager will receive management fees consisting of a base management fee generally equal to 3% gross revenues, a Residence Inn® system fee generally equal to 4% of suite revenues and an incentive management fee generally equal to 25% of operating profit minus the priority amount (described below). In each fiscal year, the operating profit from the hotels will be distributed in the following order of priority: (a) a priority amount will be paid to the Lessee, (b) the incentive management fee will be paid to the Manager and (c) any remaining balance will be paid to the Lessee.

Our Residence Inn hotels participate in the Marriott Rewards® program. The cost of this program is charged to all hotels in the Marriott International hotel system.

Homewood Suites Hotels

Our three Homewood Suites hotels are being managed under separate and substantially similar management agreements dated as of February 26, 2003. The parties to the management agreements are the Manager and our lessee for the applicable hotel (which is either Apple Hospitality Five Management, Inc. or AHF Services Limited Partnership).

Under each management agreement, the Manager will supervise the operation of the hotel and collect revenues from its operation for the benefit of the lessee. The Manager is entitled to receive a monthly management fee, which equals a percentage of gross revenues from operation of the applicable hotel. This percentage is 2% during the first two years of the management agreement, 2.5% during the third year and 3% thereafter.

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

Each franchise license agreement provides for both a monthly royalty fee and a monthly program fee. The monthly royalty fee equals a percentage of gross rooms revenue from operation of the applicable hotel. This percentage is 2% during the first two years of the franchise license agreement, 2.5% during the third year, 3% during the fourth year, and 4% thereafter. The monthly program fee is 4%, and may be changed by Promus Hotels, Inc. from time to time, but such increase will not exceed 1% of gross rooms revenue in any calendar year and the cumulative increases will not exceed 5% of gross rooms revenue.

Each franchise license agreement has an initial term of 20 years. Promus Hotels, Inc. has the option to renew the term for two periods of 5 years each.

Results of Operations

Since operations commenced on January 3, 2003, with our first acquisition, a comparison to prior year results is not possible or meaningful.

Revenues

Our principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated were for the nine hotels acquired through June 30, 2003 and the respective periods owned. For the six months ended June 30, 2003, we had suite revenue and other revenue of $6,416,102 and $230,348, respectively. For the three months ended June 30, 2003, we had suite revenue and other revenue of $4,264,549 and $434,191, respectively. For the six months ended June 30, 2003, the hotels achieved average occupancy of 83%, ADR of $89 and RevPAR of $74. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR.

For the six months ended June 30, 2003 and for the three months ended June 30, 2003, we had interest income of $240,057 and $145,990, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

Expenses for the six months ended June 30, 2003 represented the expenses related to the nine hotels purchased for their respective periods owned.

For the six and three months ended June 30, 2003, hotel operating expenses of the hotels totaled $1,373,385 or 21% of suite revenue and $892,683 or 21% of suite revenue of the nine hotels for their respective periods owned.

General and administrative expense for the six and three months ended June 30, 2003 was $252,271 or 4% of suite revenue and $147,207 or 4% of suite revenue of the nine hotels for their respective periods owned. We anticipate this percentage to decrease as our asset base grows.

Taxes, insurance, and other expense for the six and three months ended June 30, 2003 was $357,677 or 6% of suite revenue and $249,485 or 6% of suite revenue of the nine hotels for their respective periods owned.

Depreciation expense for the six and three months ended June 30, 2003 was $869,980 and $615,718. Depreciation expense represents expense of our nine hotels and related personal property for their respective periods owned.

Liquidity and Capital Resources

We commenced operations effective January 3, 2003 with its first investor closing.

The cash flow generated from the properties we currently own and any short term investments is our principal source of liquidity. In addition, we may borrow funds, subject to the approval of our board of directors.

Our dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate for the period January 3, 2003 through June 30, 2003 was at an annual rate of $.88 per unit outstanding (or $.22 per quarter).

In general, we expect capital resources to be adequate to meet our cash requirements in 2003.

We intend to use our cash, currently $ 53.6 million, and proceeds from our on-going best-efforts offering to purchase extended stay hotel properties.

We have ongoing capital commitments to fund our capital improvements. Through the lessee, we are required, under all of our management agreements, to make available to the lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for our capital expenditures with respect to the hotels. We expect that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition. As of June 30, 2003, we held $582,453 in reserve.

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

We anticipate that our cash flow will be adequate to cover our operating expenses and to permit us to meet our anticipated liquidity requirements, including distribution requirements. Inflation may increase our operating costs. As of June 30, 2003, we had no material commitments for capital expenditures.

We are raising equity through a best-efforts offering of shares by David Lerner and Associates, Inc. (the “Managing Dealer”). We achieved the minimum offering of 4,761,905 Units at a price of $10.50 per Unit as of January 3, 2003. As of June 30, 2003, we had sold 18,224,968 Units under this offering with net proceeds totaling $178,284,258. We are continuing the offering at $11.00 per Unit in accordance with the prospectus for our offering.

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

Capitalization Policy

We consider expenditures to be capital in nature based on the following criteria: 1) For a single asset, the cost must be at least $300, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year. 2) For group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year. 3) For major repairs to buildings, furniture, fixtures and equipment, the repair must be at least $2,000, and the useful life of the asset must be substantially extended.

Impairment Losses Policy

We record impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the discounted cash flows estimated to be generated by the respective properties are less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Related Party Transactions

We have significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of our operations may be different if these transactions were conducted with non-related parties.

We have contracted with Apple Suites Realty Group, Inc., a Virginia corporation (“ASRG”), to provide brokerage services for the acquisition and disposition of our real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions.

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

As of December 31, 2002, AFA, ASRG and ASA were 100% owned by Mr. Knight. As of January 31, 2003, the outstanding shares of ASA owned by Mr. Glade M. Knight were purchased by Apple Hospitality Two, Inc. and ASA is now a wholly-owned subsidiary of Apple Hospitality Two, Inc. AFA and ASRG may purchase in the best-efforts- offering up to 2.5% of the total number of our shares sold in the best-efforts offering, once the minimum offering is completed.

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

I tem 3.    Quantitative And Qualitative Disclosure About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2002, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. We were exposed to changes in the prime lending rate as interest on our line of credit is a variable rate based on the prime lending rate. This debt was repaid in its entirety in January 2003. We will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on our cash invested at June 30, 2003 or $53.6 million, every 100 basis points change in interest rates will impact our net income by $536,000, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

I tem 4    Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The evaluation conducted by, our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer has provided them with reasonable assurance that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal controls. There have been no changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

I tem 2    Changes in Securities and Use of Proceeds

On-going Best-Efforts Offering

We are currently conducting an on-going best efforts offering. We registered our Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed December 3, 2002. We began our best-efforts offering (the “Offering”) of our Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this report on Form 10-Q. All of the Units are being sold for our account. There are 21,178,597 shares outstanding under this offering as of August 1, 2003 representing net proceeds of $207,525,255.

Common Shares

There is currently no established public market in which our common shares are traded. On June 30, 2003, there were approximately 7811 beneficial shareholders of our common shares. No distributions were made to the shareholders during 2002. In 2003, we have paid monthly dividends of $0.07 per share. The timing and amounts of distributions to shareholders are within the discretion of our Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

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

Series B Convertible Preferred Shares

We currently have 240,000 Series B convertible preferred shares issued and outstanding all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of our assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) the transfer of substantially all of the Company’s assets, stock or business, whether through exchange, merger, consolidation, lease, share exchange or otherwise; or (2) the termination or expiration without renewal of the Advisory Agreement between the Company and Apple Hospitality Five Advisors, Inc. dated January 2, 2003 (the “Advisory Agreement”). Mr. Knight, as the chief executive officer of each party to the Advisory Agreement, can influence or control its termination or non-renewal. Accordingly, Mr. Knight can influence both the conversion of the Series B convertible preferred shares issued to him and the resulting dilution of other shareholders. Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into a number of Units based upon the gross proceeds raised through the date of conversion in the offering.

Preferred Shares

Our articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed below) have been issued. We believe that the authorization to issue additional preferred shares benefits us and our shareholders by permitting flexibility in financing additional growth, giving us additional financing options in our corporate planning and in responding to developments in our business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives us the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, we have no specific financing or acquisition plans involving the issuance of additional preferred shares and we do not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. We cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of June 30, 2003:

Units Registered:
	4,761,905	Units	$10.50 per Unit	$49,999,999
	40,909,091	Units	$11 per Unit	450,000,001

Totals:	45,670,996	Units		$500,000,000

Units Sold:
	4,761,905	Units	$10.50 per Unit	$49,999,999
	13,463,073	Units	$11 per Unit	148,093,809

Totals:	18,224,978	Units		$198,093,808

Expenses of Issuance and Distribution of Units

1.	Underwriting discounts and commission	$19,809,370
2.	Expenses of underwriters	352,970
3.	Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4.	Fees and expenses of third parties	293,100

Total Expenses of Issuance and Distribution of Common Shares		$20,455,440

Net Proceeds to the Company		$177,638,368

1.	Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$118,199,625
2.	Interest on indebtedness	—
3.	Working capital	56,950,329
4.	Fees to the following (all affiliates of officers of the Company):	—
	a. Apple Suites Advisors, Inc.	80,414
	b. Apple Suites Realty Group, Inc.	2,336,000

5.	Fees and expenses of third parties:
	a. Legal	—
	b. Accounting	72,000
6.	Other	—

Total of Application of Net Proceeds to the Company		$177,638,368

I tem 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 14, 2003, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The two nominees to the Company’s Board of Directors were Bruce H. Matson and Robert M. Wily. Each nominee was a current director of the Company. Mr. Matson and Mr. Wily were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested and all nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 8,350,339. The voting results were as follows:

Bruce H. Matson	Votes For: 8,305,981

Votes Withheld: 44,358

Robert M. Wily	Votes For: 8,306,933

Votes Withheld: 43,406

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Lisa B. Kern, and Michael S. Waters.

I tem 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit	Description

2.1	Purchase Contact dated as of December 18, 2002 by and between Westel Properties II, Ltd., Apple Suites Realty Group, Inc., and, to the extent provided therein, joined in by W. I. Realty I, L.P. (as subsequently assigned by Apple Suites Realty Group, Inc. to AHF Houston Westchase Limited Partnership). (Incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

2.2	Agreement of Sale dated as of February 26, 2003 between Promus Hotels, Inc., Promus Hotels Florida, Inc. and Apple Suites Realty Group, Inc. (Incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.3	Assignment (regarding Agreement of Sale) dated as of February 26, 2003 between Apple Suites Realty Group, Inc., Apple Hospitality Five, Inc. and AHF Baton Rouge Limited Partnership. (Incorporated herein by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.4	Purchase And Sale Agreement dated as of May 23, 2003 between Residence Inn By Marriott, Inc. and Apple Hospitality Five, Inc. regarding a hotel in Cypress (Los Alamitos), California. (Incorporated herein by reference to Exhibit 2.4 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

2.5	Purchase Contract dated as of April 1, 2003 between Briad Lodging Group Hauppauge, L.L.C., Briad Lodging Group Franklin, L.L.C., and Briad Lodging Group Cranbury, L.L.C. (as Seller) and Apple Hospitality Five, Inc. (as Buyer) regarding hotels in Somerset and Cranbury, New Jersey and Hauppage, New York. (Incorporated herein by reference to Exhibit 2.5 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

2.6	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 17, 2003 between WBL II Real Estate Limited Partnership and Apple Hospitality Five, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated herein by reference to Exhibit 2.6 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.1	2003 Incentive Plan of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).**

10.2	2003 Non-employee Directors Stock Option Plan of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).**

10.3	Master Hotel Lease Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. and Apple Hospitality Five Management, Inc. regarding Homewood Suites® hotels in Colorado and New Mexico. (Incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.4	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated herein by reference to Exhibit 10.19 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.5-A	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated herein by reference to Exhibit 10.20-A to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.6-B	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated herein by reference to Exhibit 10.20-B to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.7-C	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated herein by reference to Exhibit 10.20-C to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.8	Escrow Agreement dated as of April 1, 2003 among Briad Lodging Group Somerset, LLC, Briad Lodging Group Wallingford, LLC, Briad Development West, LLC, Briad Development East, LLC, Briad Restaurant Group, LLC, Apple Hospitality Five, Inc. and LandAmerica—Dallas National Division. (Incorporated herein by reference to Exhibit 10.21 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.9	Owner Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated herein by reference to Exhibit 10.22 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.10	Schedule setting forth information on five hotels (located in California, New Jersey, New York and Tennessee) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003). (Incorporated herein by reference to Exhibit 10.23 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.11	Management Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated herein by reference to Exhibit 10.24 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.12	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated herein by reference to Exhibit 10.25 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.13	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated herein by reference to Exhibit 10.26 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.14	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated herein by reference to Exhibit 10.27 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

10.15	Amended and Restated Management Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated herein by reference to Exhibit 10.28 to the registrant’s Post Effective Amendment No. 2 to Form S-11 Registration Statement (SEC File No. 333-100044) filed July 7, 2003).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)    Reports on Form 8-K

(1)	On January 17, 2003, the Company filed a current report on Form 8-K, reporting under Items 2, 5 and 7 reporting an acquisition of the Residence Inn by Marriott Houston Westchase. This current report was amended on April 17, 2003 to include the following financial statements:

Financial Statements of Businesses Acquired

Westel Properties II, LTD

Report of Independent Auditors

Balance Sheet – December 31, 2001 and 2002

Statement of Operations – Years ended December 31, 2000, 2001 and 2002

Statements of Partners’ Capital – Years ended December 31, 2000, 2001 and 2002

Statement of Cash Flows – Years ended December 31, 2000, 2001 and 2002

Notes to Financial Statements

Pro Forma Financial Information

Apple Hospitality Five, Inc.

Pro Forma Condensed Consolidated Balance Sheet As of December 31, 2002 (unaudited)

Notes to Pro Forma Condensed Consolidated Balance Sheet (unaudited)

Pro Forma Condensed Consolidated Statements of Operations For the Year Ended December 31, 2002 (unaudited)

Notes to Pro Forma Condensed Consolidated Statements of Operations (unaudited)

(2)	On March 13, 2003, the Company filed a current report on Form 8-K, reporting under Items 2 and 7 reporting an acquisition of three hotels that operate as part of the franchise system for Homewood Suites® by Hilton®. This current report was amended on April 17, 2003 to include the following financial statements:

Financial Statements of Businesses Acquired

Three Homewood Suites® (Colorado Springs, Colorado,

Baton Rouge, Louisiana and Albuquerque, New Mexico)

Report of Independent Auditors

Combined Balance Sheet – December 31, 2001 and 2002

Combined Statement of Income – Years ended December 31, 2000, 2001 and 2002

Combined Statements of Equity – Years ended December 31, 1999, 2000, 2001 and 2002

Combined Statement of Cash Flows – Years ended December 31, 2000, 2001 and 2002

Notes to Financial Statements

Pro Forma Financial Information

Apple Hospitality Five, Inc.

Pro Forma Condensed Consolidated Balance Sheet As of December 31, 2002 (unaudited)

Notes to Pro Forma Condensed Consolidated Balance Sheet (unaudited)

Pro Forma Condensed Consolidated Statements of Operations For the Year Ended December 31, 2002 (unaudited)

Notes to Pro Forma Condensed Consolidated Statements of Operations (unaudited)

(3)	On June 9, 2003, we filed a current report on Form 8-K, reporting under Items 2 and 7 reporting on acquisitions of Residence Inn by Marriott hotels in Cypress, California; Somerset, New Jersey; Cranbury, New Jersey and Hauppauge, New York.

(4)	On July 1, 2003, we filed a current report on Form 8-K, reporting under Item 2, reporting on an acquisition of a Residence Inn by Marriott hotel in Nashville, Tennessee.

S IGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: August 12, 2003
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President

By:	/s/ David S. McKenney	Date: August 12, 2003
David S. McKenney,
Senior Vice President
Chief Financial Officer
and Treasurer