Form 10-Q
period 2003-09-30
APPLE HOSPITALITY FIVE INC
filed 2003-11-06
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

At October 31, 2003, there were 30,327,247 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations - Three months ended September 30, 2003 and nine months ended September 30, 2003	4

	Consolidated Statement of Shareholders’ Equity-For nine months ended September 30, 2003	5

	Consolidated Statement of Cash Flows - Nine months ended September 30, 2003	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Changes in Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8-K	27

Signatures		29

Certifications

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

APPLE HOSPITALITY FIVE, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Investment in hotels, net of accumulated depreciation of $1,843,302 and $0, respectively	$168,857,870	$—
Cash and cash equivalents	84,420,539	3,033
Prepaid offering costs	—	504,733
Due from third party manager, net	2,336,205	—
Restricted cash - furniture, fixtures and equipment escrow	923,820	—
Other assets, net	4,165,973	57,008

Total assets	$260,704,407	$564,774

LIABILITIES and SHAREHOLDERS’ EQUITY

LIABILITIES
Notes payable - unsecured	$—	$218,143
Accounts payable and accrued expenses	843,928	327,389
Interest payable	—	282

Total liabilities	843,928	545,814

SHAREHOLDERS’ EQUITY
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24,000	24,000
Common stock, no par value, authorized 200,000,000 shares; 26,930,745 and ten shares issued and outstanding respectively	263,523,396	110
Distributions greater than net income	(3,686,917)	(5,150)

Total shareholders’ equity	259,860,479	18,960

Total liabilities and shareholders’ equity	$260,704,407	$564,774

See notes to consolidated financial statements.

Apple Hospitality Five, Inc

Consolidated Statement of Operations (Unaudited)

	Three months ended September 30, 2003	Nine months ended September 30, 2003
REVENUES:
Suite and room revenue	$9,294,705	$15,710,807
Other revenue	333,914	564,262

Total revenues	9,628,619	16,275,069

EXPENSES:
Operating expenses	2,122,890	3,496,275
Hotel administrative expense	806,127	1,311,215
Sales and marketing	638,397	1,139,076
Utilities	527,263	772,617
Repair and maintenance	413,861	678,872
Franchise fees	101,262	250,961
Management fees	345,672	577,044
Taxes, insurance and other	470,815	828,492
General and administrative	221,296	473,567
Depreciation expense	1,048,298	1,918,278

Total expenses	6,695,881	11,446,397

Operating income	2,932,738	4,828,672
Interest income	164,305	404,362
Interest expense	(122)	(182)

Net income	$3,096,922	$5,232,852

Basic and diluted income per common share	$0.16	$0.39

Weighted average shares outstanding-basic and diluted	19,253,092	13,506,889

Distributions declared per common share	$0.22	$0.66

See accompanying notes to consolidated financial statements.

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

APPLE HOSPITALITY FIVE, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

	Common Stock		Class B Convertible Stock		Distributions Greater than Net Income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2002	10	110	240,000	24,000	(5,150)	18,960

Net proceeds from sale of common shares	26,473,489	258,493,574				258,493,574
Common shares issued through reinvestment of distributions	457,246	5,029,712				5,029,712
Net income					5,232,852	5,232,852
Cash distributions declared to shareholders ($0.66 per share)					(8,914,619)	(8,914,619)

Balance at September 30, 2003	26,930,745	$263,523,396	240,000	$24,000	$(3,686,917)	$259,860,479

See accompanying notes to consolidated financial statements.

APPLE HOSPITALITY FIVE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

Nine months ended September 30, 2003
Cash flow from operating activities:

Net income	$5,232,852
Depreciation of real estate owned	1,918,278
Changes in operating assets and liabilities
Funds due from third party manager	(2,336,205)
Other assets	(734,564)
Accrued expenses	283,939
Interest payable	(282)

Net cash provided by operating activities	4,364,018

Cash flow from investing activities:
Cash paid in the acquisition of hotels	(170,395,086)
Acquisition of other asset	(3,339,662)
Capital improvements	(153,272)
Net (increase) decrease in cash restricted for property improvement	(923,819)

Net cash used in investing activities	(174,811,839)

Cash flow from financing activities:
Net proceeds from issuance of common stock	263,998,089
Principal payments on line of credit	(218,143)
Cash distributions paid to shareholders	(8,914,619)

Net cash provided by financing activities	254,865,327

Increase (decrease) in cash and cash equivalents	84,417,506

Cash and cash equivalents, beginning of period	3,033

Cash and cash equivalents, end of period	$84,420,539

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

Offering Costs

As of September 30, 2003, the Company had incurred $30,333,847 in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. The first closing of Units occurred on January 3, 2003 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $44,999,999. As of September 30, 2003, the Company had closed on additional sales of 22,168,830 Units at $11.00 per Unit, with proceeds net of commissions totaling $219,460,696.

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

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The Lessee has a taxable loss during the nine months ended September 30, 2003. No benefit has been recorded since realization of such benefit is not probable.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Stock Incentive Plans

On January 2, 2003, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the number of Units authorized for issuance is equal to 22,000 plus .08% of the number of Units sold in excess of 5,000,000 Units. This plan currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of Units authorized under the Directors Plan is currently 54,537. The options expire 10 years from the date of grant. As of September 30, 2003, 39,545 Units have been reserved for issuance.

On January 2, 2003, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 5% of the number of Units sold in the initial offering in excess of 5,000,000. This plan also currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 2,068,550. As of September 30, 2003, 1,131,537 Units have been reserved for issuance.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In the first quarter of 2003, the Company granted 22,000 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan, and in the second quarter of 2003, the Company granted 12,240 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. No options were granted under the Directors Plan or Incentive Plan during the third quarter of 2003.

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

		Nine Months ended September 30, 2003	Three months ended September 30, 2003
Net income, as reported		$5,232,852	$3,096,922

Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct:	Stock-based employee compensation expense* determined under fair value based method for all awards, net of related tax effects	$27,122	—

Pro forma net income as if the fair value method had been applied to all option grants		$5,205,730	$3,096,922

Earnings per common share
	Basic and diluted-as reported	$0.39	$0.16
	Basic and diluted-pro forma	$0.39	$0.16

*All options issued to date have been 100% vested upon issuance.

Comprehensive Income

The Company recorded no comprehensive income for the three or nine months ended September 30, 2003.

Note 2

Investments in Hotels

At September 30, 2003, the Company owned 13 hotels which were all acquired during 2003. Investment in these hotels consisted of the following:

Land	$31,403,915
Building and Improvements	130,894,271
Furniture, Fixtures and Equipment	8,402,986

170,701,172
Less Accumulated Depreciation	(1,843,302)

Investments in Hotels, net	$168,857,870

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

Effective August 30, 2003, the Company acquired a Springhill Suites by Marriott in Danbury, Connecticut, which contains 106 suites and a Courtyard by Marriott in Lebanon, New Jersey, which contains 125 suites. The combined gross purchase price for these hotels was $26,500,000.

Effective September 3, 2003, the Company acquired a Hilton Garden Inn in Tampa, Florida for a gross purchase price of $12,250,000. The hotel contains 95 suites and was in operation when acquired.

Effective September 10, 2003, the Company acquired a Homewood Suites by Hilton in Solon, Ohio, which is part of the Cleveland metropolitan area, for a gross purchase price of $10,050,000. The hotel contains 86 suites and offers amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leased all of its hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $3,312,000, as a commission to ASRG, Inc. Additionally, the Company has reimbursed Apple Hospitality Two, Inc. for $386,200 of due diligence costs associated with these acquisitions.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

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

Note 4

Shareholders’ Equity

The Company is currently conducting an on-going best efforts offering. The Company registered its Units on Registration Statement Form S-11 (File No. 333-100044) filed with the Securities and Exchange Commission on December 3, 2002. The Company began its best-efforts offering already defined of its Units, no par value on January 3, 2003, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this quarterly report on Form 10-Q. All of the Units are being sold for our account.

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares have no distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution will be equal to $11.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution, the Series A preferred shares will have no other distribution rights.

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation of the Company, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of our assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of our business; or (2) our common shares are listed on any securities exchange or quotation system in or in any established market.

Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into a number of Units based upon the gross proceeds raised through the date of the conversion in the current $500 million public offering of the Company’s Units made by the Company’s prospectus and according to the following formula:

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

Compensation expense related to the issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B convertible preferred shares can be reasonably estimated and the event triggering the conversion of the Series B convertible preferred shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B convertible preferred shares can be converted and the amounts paid for the Series B convertible preferred shares.

Note 5

Related Parties

The Company has contracted with ASRG, a company owned by Glade M. Knight, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the gross purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2003, ASRG was paid $3,312,000 by the Company under the agreement.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), a company owned by Glade M. Knight, to advise and provide the Company with day-to-day management services and due-diligence services on acquisitions. On the same date, AFA entered into a subcontract and assignment agreement with Apple Suites Advisors, Inc. (“ASA”), a wholly-owned subsidiary of Apple Hospitality Two, Inc., and another related party, assigning substantially all of its rights, responsibilities and duties under its agreement with the Company. In accordance with the contract and the subcontract and assignment agreement, the Company will pay ASA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. During 2002, the Company did not incur any expense under this agreement. As of September 30, 2003, the Company incurred advisory expenses of $170,205 under this agreement, which is included in general and administrative expense.

ASRG and AFA are 100% owned by Glade M. Knight, the Company’s Chief Executive Officer and Chairman of the Board of Directors. ASRG and AFA may purchase up to 2.5% of the total number of Units of the Company sold in the best efforts offering.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, and Apple Hospitality Two, Inc., a hospitality REIT.

Note 6

Pro Forma Information

The following unaudited pro forma information for the nine months ended September 30, 2003, is presented as if the acquisitions of the 13 hotels occurred on January 1, 2003. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods.

	Three months ended September 30, 2003	Nine months ended September 30, 2003

Hotel revenues	$10,763,475	$27,394,074
Net income	$2,725,888	$5,093,915
Net income per share-basic and diluted	$0.16	$0.30

The pro forma information reflects adjustments for actual revenues and expenses of the 13 hotels acquired in 2003 for the respective period in 2003 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; (3) common stock raised during 2003 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2003.

Note 7

Management Agreements

The Company’s hotels are being managed by the applicable manager under separate management agreements. In addition, the franchises for the hotels in Colorado, Louisiana, New Mexico, Florida and Ohio are established by separate franchise license agreements for each such hotel. The managers are responsible for managing and supervising the daily operations of the hotels and collecting rents for the benefit of the lessee, which in each case is one of our wholly-owned subsidiaries. The fees and other terms of these agreements are the result of commercial negotiations between otherwise unrelated parties and management believes that such fees and terms are appropriate for the hotels and the markets in which they operate.

Note 8

Other Assets

On July 17, 2003, the Company, through a wholly-owned subsidiary, Apple Hospitality Air, LLC, purchased a Lear jet. The jet will be used mainly for acquisition and renovation due diligence trips. The purchase price was $3,300,000 with a salvage value of $330,000. The asset is depreciated on a straight-line basis over a useful life of 10 years. As of September 30, 2003, the Company recorded depreciation expense in the amount of $74,976.

Note 9

Subsequent Events

During October 2003, the managing underwriter had sold a total of 3,296,993 Units consisting of one common share and one preferred share, resulting in net proceeds to the Company of $32,640,232 million.

Effective October 11, 2003, the Company acquired 8 extended-stay hotels under the franchise for Residence Inn® by Marriott, Courtyard® by Marriott or Marriott Suites®. The seller is W.I. Realty I, L.P. (or an affiliate), and the aggregate purchase price for the group of hotels was $132,300,000. The acquisitions consist of six hotels located in Texas, one located in Nevada and one located in Arizona. The Brownsville Residence Inn® by Marriott® has 102 suites, the Houston Courtyard® by Marriott® has 153 suites, the Addison Courtyard® by Marriott® has 176 suites, the Park Central Residence Inn® by Marriott® has 139 suites, the DFW Freeport Residence Inn® by Marriott® has 90 suites, and the Harlingen Courtyard® by Marriott® has 114 suites, and all of them are located in Texas. The Las Vegas Suites® by Marriott® is located in Nevada and has 278 suites and the Tucson Courtyard® by Marriott® is located in Arizona and has 153 suites. All of the hotels are currently in operation and offer one and two room suites with the amenities generally offered by upscale extended-stay and limited service hotels.

The Harlingen Courtyard® is subject to existing debt secured by the hotel. The lender is GMAC Commercial Mortgage Corporation. The debt is evidenced by a promissory note dated May 17, 2001, in the original principal amount of $4,850,000. The promissory note bears interest at the rate of 8.5% and matures in June 2011.

The Company is under contract for six additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is $127,700,000. The contract is subject to normal due diligence and no assurances can be given that purchases will be consummated.

Note 10

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

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

General

We were formed and initially capitalized on September 20, 2002, with our first investor closing on January 3, 2003. We own 13 hotels within different markets in the United States. We intend to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes.

Hotels Owned

During the period from September 20, 2002 to December 31, 2002, we owned no properties, had no revenue and were engaged in initial capital-raising activities. During this period, we incurred miscellaneous start-up costs and interest expense under our unsecured line of credit. We commenced operations in January 2003 upon the purchase of our first hotel property. As of September 30, 2003, we own a total of 13 hotel properties, with a total of 1,564 suites.

The following table summarizes the locations of and number of suites for the 13 hotels we owned at September 30, 2003:

Location of hotels	Brand	# of Suites
Albuquerque, New Mexico	Homewood Suites® by Hilton®	151
Baton Rouge, Louisiana	Homewood Suites® by Hilton®	115
Colorado Springs, Colorado	Homewood Suites® by Hilton®	127
Cranbury, New Jersey	Residence Inn® by Marriott®	108
Cypress, California	Residence Inn® by Marriott®	155
Danbury, Connecticut	Springhill Suites® by Marriott®	106
Hauppauge, New York	Residence Inn® by Marriott®	100
Houston, Texas	Residence Inn® by Marriott®	120
Lebanon, New Jersey	Courtyard® by Marriott®	125
Nashville, Tennessee	Residence Inn® by Marriott®	168
Solon, Ohio	Homewood Suites® by Hilton®	86
Somerset, New Jersey	Residence Inn® by Marriott®	108
Tampa, Florida	Hilton ® Garden Inn	95

Total		1,564

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

Effective August 30, 2003, we acquired a Springhill Suites by Marriott in Danbury, Connecticut, which contains 106 suites and a Courtyard by Marriott in Lebanon, New Jersey, which contains 125 suites. The combined gross purchase price for these hotels was $26,500,000.

Effective September 3, 2003, we acquired a Hilton Garden Inn in Tampa, Florida for a gross purchase price of $12,250,000. The hotel contains 95 suites and was in operation when acquired.

Effective September 10, 2003, we acquired a Homewood Suites by Hilton in Solon, Ohio, which is part of the Cleveland metropolitan area, for a gross purchase price of $10,050,000. The hotel contains 86 suites and offers amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by our ongoing best-efforts offering of Units. We have leased these hotels to Apple Hospitality Five Management, Inc. (as lessee) or its subsidiaries under master hotel lease agreements. We also used the proceeds of our ongoing best-efforts offering to pay 2% of the gross purchase price for these hotels, which equals $3,312,000, as a commission to Apple Suites Realty Group, Inc. Additionally, we have reimbursed Apple Hospitality Two, Inc. for $386,200 of due diligence costs associated with these acquisitions.

Management Agreements

The Company’s hotels are being managed by the applicable manager under separate management agreements. In addition, the franchises for the hotels in Colorado, Louisiana, New Mexico, Florida and Ohio are established by separate franchise license agreements for each such hotel. The managers are responsible for managing and supervising the daily operations of the hotels and collecting rents for the benefit of the lessee, which in each case is one of our wholly-owned subsidiaries. The fees and other terms of these agreements are the result of commercial negotiations between otherwise unrelated parties, and management believes that such fees and terms are appropriate for the hotels and the markets in which they operate.

Results of Operations

Since operations commenced on January 3, 2003, with our first acquisition, a comparison to prior year results is not possible or meaningful.

Revenues

Our principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated were for the 13 hotels acquired through September 30, 2003 and the respective periods owned. For the nine months ended September 30, 2003, we had suite and room revenue and other revenue of $15,710,807 and $564,262, respectively. For the three months ended September 30, 2003, we had suite revenue and other revenue of $9,294,705 and $333,914, respectively. For the nine and three months ended September 30, 2003, the hotels achieved average occupancy of 79.6% and 81.3%, ADR of $85 and $97 and RevPAR of $68 and $79. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR.

For the nine months ended September 30, 2003 and for the three months ended September 30, 2003, we had interest income of $404,362 and $164,305, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

Expenses for the nine months ended September 30, 2003 represented the expenses related to the 13 hotels purchased for their respective periods owned.

For the nine months ended September 30, 2003 and the three months ended September 30, 2003, hotel operating expenses of the hotels totaled $3,496,275 or 22% of suite revenue and $2,122,890 or 23% of suite revenue of the 13 hotels for their respective periods owned.

General and administrative expense for the nine months ended September 30, 2003 and the three months ended September 30, 2003 was $473,567 or 3% of suite revenue and $221,296 or 2.4% of suite revenue of the 13 hotels for their respective periods owned. We anticipate this percentage to decrease as our asset base grows.

Taxes, insurance, and other expense for the nine months ended September 30, 2003 and the three months ended September 30, 2003 was $828,492 or 5% of suite revenue and $470,815 or 5% of suite revenue of the 13 hotels for their respective periods owned.

Depreciation expense for the nine months ended September 30, 2003 and the three months ended September 30, 2003 was $1,918,278 and $1,048,298. Depreciation expense represents expense of our 13 hotels and related personal property for their respective periods owned, and depreciation on the Lear jet (see Note 8 under the notes to the consolidated financial statements).

Liquidity and Capital Resources

We commenced operations effective January 3, 2003 with our first investor closing.

The cash flow generated from the properties we currently own and any short term investments is our principal source of liquidity. In addition, we may borrow funds, subject to limitations set forth in our by-laws.

Our dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate for the period January 3, 2003 through September 30, 2003 was at an annual rate of $.88 per unit outstanding (or $.22 per quarter).

In general, we expect capital resources to be adequate to meet our cash requirements in 2003.

As of September 30, 2003, we had cash on hand of $84.4 million. We intend to use the proceeds from our on-going best-efforts offering to purchase extended stay hotel properties.

We have ongoing capital commitments to fund our capital improvements. Through the lessee, we are required, under all of our management agreements, to make available to the lessee, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for our capital expenditures with respect to the hotels. We expect that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain our hotels in a competitive condition. As of September 30, 2003, we held $514,245 in reserve.

We obtained an unsecured line of credit in a principal amount of up to $300,000 to fund our start-up costs. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate. Interest was payable monthly. We borrowed a total of $218,143 as of December 31, 2002 against the line of credit. Glade M. Knight, our Chief Executive Officer and Chairman of the Board of Directors, guaranteed repayment of the line of credit. Mr. Knight did not receive any consideration in exchange for providing this guarantee. We repaid this debt in January 2003 with proceeds from the sale of Units and canceled the line of credit.

We anticipate that our cash flow will be adequate to cover our operating expenses and to permit us to meet our anticipated liquidity requirements, including distribution requirements. Inflation may increase our operating costs.

We are raising equity through a best-efforts offering of Units by David Lerner and Associates, Inc. (the “Managing Dealer”). Each Unit is equal to one common share and one Series A preferred share of the Company. We achieved the minimum offering of 4,761,905 Units at a price of $10.50 per Unit as of January 3, 2003. As of September 30, 2003, we had sold 26,930,745 Units under this offering with net proceeds totaling $264,460,805. We are continuing the offering at $11.00 per Unit in accordance with the prospectus for our offering.

We intend to establish a working capital reserve of at least 0.5% of the proceeds from our offering. This reserve, in combination with income from our properties and short term investments, is anticipated to satisfy our liquidity requirements.

Subsequent Events

During October 2003, the managing underwriter had sold a total of 3,296,993 Units consisting of one common share and one preferred share, resulting in $32,640,232 million in proceeds net of selling commissions.

Effective October 11, 2003, we acquired 8 extended-stay hotels under the franchise for Residence Inn® by Marriott, Courtyard® by Marriott or Marriott Suites®. The seller is W.I. Realty I, L.P. (or an affiliate), and the aggregate purchase price for the group of hotels was $132,300,000. The acquisitions consist of six hotels located in Texas, one located in Nevada and one located in Arizona. The Brownsville Residence Inn® by Marriott® has 102 suites, the Houston Courtyard® by Marriott® has 153 suites, the Addison Courtyard® by Marriott® has 176 suites, the Park Central Residence Inn® by Marriott® has 139 suites, the DFW Freeport Residence Inn® by Marriott® has 90 suites, and the Harlingen Courtyard® by Marriott® has 114 suites, and all of them are located in Texas. The Las Vegas Suites® by Marriott® is located in Nevada and has 278 suites and the Tucson Courtyard® by Marriott® is located in Arizona and has 153 suites. All of the hotels are currently in operation and offer one and two room suites with the amenities generally offered by upscale extended-stay hotels.

The Harlingen Courtyard® is subject to existing debt secured by the hotel. The lender is GMAC Commercial Mortgage Corporation. The debt is evidenced by a promissory note dated May 17, 2001, in the original principal amount of $4,850,000. The promissory note bears interest at the rate of 8.5% and matures in June 2011.

We are under contract for six additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is $127,700,000.

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

We also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”) to advise and provide day-to-day management services for us and due-diligence services on acquisitions. In accordance with the contract, we pay AFA a fee equal to .1% to .25% of total equity contributions received by us in addition to certain reimbursable expenses. AFA also holds a three-year contract for the monthly maintenance and support of accounting software.

As of December 31, 2002, AFA, ASRG and ASA were 100% owned by Mr. Knight. As of January 31, 2003, the outstanding shares of ASA owned by Mr. Glade M. Knight were purchased by Apple Hospitality Two, Inc. and ASA is now a wholly-owned subsidiary of Apple Hospitality Two, Inc. AFA and ASRG may purchase up to 2.5% of the total number of our Units sold in our best-efforts offering.

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

Recent Account Pronouncements

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” This statement refines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. We have formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, we do not anticipate this Statement having a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of FAS 150 has been deferred for an indefinite period. The application of FAS 150 is not expected to have a significant impact on our financial statements as we do not currently have any limited life subsidiaries.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We do not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2002, our financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. We were exposed to changes in the prime lending rate as interest on our line of credit is a variable rate based on the prime lending rate. This debt was repaid in its entirety in January 2003. We will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on our cash invested at September 30, 2003 or $84.4 million, every 100 basis points change in interest rates will impact our net income by $844,000, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

Item 4 Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective and that there have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 2 Changes in Securities and Use of Proceeds

On-going Best-Efforts Offering

We are currently conducting an on-going best efforts offering. We registered our Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed December 3, 2002. We began our best-efforts offering (the “Offering”) of our Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of filing this report on Form 10-Q. All of the Units are being sold for our account. There are 30,327,247 Units outstanding under this offering as of October 31, 2003 representing net proceeds of $298,094,753.

Common Shares

There is currently no established public market in which our common shares are traded. On September 30, 2003, there were approximately 10,193 beneficial shareholders of our common shares. No distributions were made to the shareholders during 2002. In 2003, we have paid monthly dividends of $0.07 per share. The timing and amounts of distributions to shareholders are within the discretion of our Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Series A Preferred Shares

The Series A preferred shares have no voting rights and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The Series A preferred shares do not have any distribution rights except a priority distribution upon the sale of the Company’s assets. The priority distribution (“Priority Distribution”) will be equal to $11.00 per Series A preferred share, and will be paid before any distribution will be made to the holders of any other shares. Upon the Priority Distribution the Series A preferred shares will have no other distribution rights.

Series B Convertible Preferred Shares

We currently have 240,000 Series B convertible preferred shares issued and outstanding all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of our assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of our assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of our business; or (2) our common shares are listed on any securities exchange or quotation system in or in any established market.

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

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of September 30, 2003:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$49,999,999
	40,909,091	Units	$11 per Unit	450,000,001

Totals:	45,670,996	Units		$500,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$49,999,999
	22,168,840	Units	$11 per Unit	243,857,243

Totals:	26,930,745	Units		$293,857,242

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$29,396,437
2. Expenses of underwriters	146,125
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	791,284

Total Expenses of Issuance and Distribution of Common Shares	$30,333,846

Net Proceeds to the Company	$263,523,396

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$170,395,086
2. Interest on indebtedness	—
3. Working capital	89,574,105
4. Fees to the following (all affiliates of officers of the Company):	—
a. AppleSuites Advisors, Inc.	170,205
b. AppleSuites Realty Group, Inc.	3,312,000

5. Fees and expenses of third parties:
a. Legal	—
b. Accounting	72,000
6. Other	—

Total of Application of Net Proceeds to the Company	$263,523,396

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-11 (SEC File No. 333-100044) filed September 24, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b) Reports on Form 8-K

On July 1, 2003, the Company filed a current on Form 8-K, reporting an acquisition of the Residence Inn by Marriott Nashville under Item 2.

On September 12, 2003, the Company filed a current report on Form 8-K reporting an acquisition of four hotels under Items 2 and 7.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date:	November 5, 2003
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President

By:	/s/ David S. McKenney	Date:	November 5, 2003
David S. McKenney, Senior Vice President Chief Financial Officer and Treasurer