Form 10-K
period 2003-12-31
APPLE HOSPITALITY FIVE INC
filed 2004-03-11
CIK 1191813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange

Act of 1934 for the fiscal year ended December 31, 2003

[_] Transition report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period

from                  to

Commission File Number 333-100044

APPLE HOSPITALITY FIVE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	76-0713476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 S. Third Street
Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:	Securities registered pursuant to Section 12 (g) of the act:
None	Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405, this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [    ]  No [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [_]

Based upon the price at which the common equity for Apple Hospitality Five, Inc’s best efforts offering was last sold through June 30, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $198,093,808. The Company does not have any non-voting common equity.

On February 23, 2004, there were approximately 44,607,139 common shares outstanding.

APPLE HOSPITALITY FIVE, INC.

FORM 10-K

PART I

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

Item 1. Business

Apple Hospitality Five, Inc. (the “Company”), a Virginia corporation, was formed on September 20, 2002, with the first investor closing on January 3, 2003. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated upon consolidation.

The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts (“REIT”) to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries and has leased all of its hotels to those subsidiaries (collectively, the “Lessee”).

The hotels are operated and managed by Marriott International Inc. or its affiliates, Hilton Hotels Corporation Inc. or its affiliates or Western International Inc. or its affiliates.

Website Access

The Company does not have an Internet website. The Company will make available free of charge upon request paper copies of its annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act.

Growth Strategies

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions. The Company focuses on maximizing the internal growth of its portfolio by purchasing properties that have strong cash flow growth potential.

The Company seeks to increase operating cash flow and enhance its value through internal growth and acquisitions. The Company’s internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by acquiring new hotels in underdeveloped markets and working with third party managers or franchisors that have strong brand recognition and customer satisfaction.

The Company believes that its planned acquisitions and market penetration will continue to increase revenue per available room (“REVPAR”) growth at its hotels, thereby increasing lease revenue. The Company is committed to reserve a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $3.1 held in escrow for future furniture, fixture and equipment purchases as of December 31, 2003.

The Company has entered into contracts for the purchase of seven hotels that will be completed over the next twelve to fifteen months. These purchases will complete the initial ramp-up of the Company’s portfolio of hotels; however, the Company continuously monitors its portfolio and will, where appropriate, selectively acquire or dispose of properties based on specific market conditions.

The Company believes that acquisition opportunities in upscale extended-stay hotel markets will continue.

Financing

The Company purchased substantially all of its properties in 2003 in debt free acquisitions. The only encumbered property was purchased as part of the Western International acquisition in October 2003. The Company assumed an existing loan in connection with the purchase of the operating hotel in Harlingen, Texas. The Company does not intend to utilize a significant amount of debt to finance acquisitions. Although there can be no assurance that debt will not be utilized, it is anticipated cash from operations will meet the Company’s cash requirements. The Company’s bylaws require board approval or review of any debt financing obtained by the Company.

Competition

The Company believes that the hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with similar hotels in the immediate vicinity and secondarily with hotels in the same geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and revenue per available room of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels.

Hotel Operating Performance

The Company owns nine Residence Inn® by Marriott® hotels, five Courtyard® by Marriott® hotels, one Marriott Suites® hotel, one Springhill Suites® by Marriott® hotel, four Homewood Suites by Hilton® hotels, and two Hilton Garden Inn® hotels. The hotels are located in various states and, in aggregate, consist of 2,919 suites. Suite revenues for these hotels totaled $31.2 million for the year ended December 31, 2003, and the hotels achieved average occupancy of 73%, ADR of $91 and REVPAR of $66. The Company’s daily hotel operations are managed under various management agreements with third parties including Marriott, Hilton or Western International.

Property Taxes and Insurance

The Company maintains real estate tax escrows, funded from gross revenues of the hotels, which are used to pay the costs of real estate and personal property taxes for certain properties. Property insurance is also funded from gross revenues. Taxes, insurance and other expenses incurred by the Company totaled $2.1 million for the year ended December 31, 2003.

Maintenance

The hotels have an ongoing need for renovation and refurbishment. Under various hotel management agreements, the Company has agreed to fund expenditures for periodic repairs, replacement or refurbishment of furniture, fixtures and equipment for the hotels in an amount equal to a certain percentage of gross revenues. In addition, other capital improvement projects are directly funded by the Company.

Employees

During 2003, all employees involved in the day-to-day operation of the Company’s hotels were employed by management companies engaged pursuant to the hotel management agreements. The Company has no employees and utilizes, through an advisory agreement for corporate and strategic support, personnel from a related party, Apple Hospitality Five Advisors, Inc. who in turn subcontracts with Apple Hospitality Two, Inc.

Environmental Matters

In connection with each of the Company’s hotel acquisitions, the Company obtains a Phase I Environmental Report and additional environmental reports and surveys as are necessitated by the preliminary report. Based on the reports, the Company is not aware of any environmental situations requiring remediation at the Company’s properties, which have not been or are not currently being remediated as necessary. No material remediation costs have or are expected to occur.

Property Acquisitions in 2003

During fiscal year 2003, the Company acquired the following hotels:

Effective January 3, 2003, the Company acquired a Residence Inn by Marriott in Houston-Westchase, Texas, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14,300,000.

Effective February 26, 2003, the Company acquired three hotels that operate as part of the franchise system for Homewood Suites by Hilton. The combined gross purchase price for these hotels was $32,200,000. The properties are located in Colorado Springs, Colorado; Baton Rouge, Louisiana and Albuquerque, New Mexico and contain a combined total of 393 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective May 23, 2003, the Company acquired a Residence Inn by Marriott in Cypress, California, which contains 155 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $19,000,000.

Effective May 31, 2003, the Company acquired three Residence Inn by Marriott hotels located in Franklin, New Jersey, Cranbury, New Jersey, and Hauppauge, New York. The combined gross purchase price for these hotels was $42,500,000. The properties contain a combined total of 316 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective June 20, 2003, the Company acquired a Residence Inn by Marriott in Nashville, Tennessee, which contains 168 suites and was in operation when acquired. The hotel offers one and two room suites with amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $8,800,000.

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

Effective October 11, 2003, the Company closed on the purchase of eight operating hotels for an aggregate gross purchase price of $131,800,000. The properties consist of three Residence Inn® by Marriott® hotels located in Brownsville, Texas, Dallas Fort Worth, Texas, and Park Central, Texas; four Courtyard® by Marriott® hotels located in Addison, Texas, Houston, Texas, Harlingen, Texas, Tucson, Arizona, and one Marriott Suites® hotel located in Las Vegas, Nevada. In aggregate, the hotels contain 1,215 suites and or rooms and offer amenities generally offered by upscale extended-stay hotels.

Effective December 5, 2003, the Company closed on the purchase of a Hilton Garden Inn hotel in Westbury, New York for a gross purchase price of $19,000,000. The hotel contains 140 rooms and offers amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $6.3 million, as a commission to Apple Suites Realty Group, Inc. (an affiliated Company).

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Item 2. Properties

Property Descriptions and Characteristics

As of December 31, 2003, the Company owned 22 hotels consisting of the following:

9 Residence Inn® by Marriott® hotels

5 Courtyard® by Marriott® hotels

1 Marriott Suites®

1 Springhill Suites® by Marriott

4 Homewood Suites® by Hilton

2 Hilton Garden Inn® hotels

In aggregate, the Company’s hotels are comprised of 2,919 suites. The hotels are located in various states. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of suites of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2003

(Dollars in thousands)

		Initial Cost		Subsequently Capitalized
Description	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost '(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Albuquerque, New Mexico	$—	$1,111	$12,214	$58	$13,383	$(393)	2001	February 2003	3 – 39 yrs.	151
Baton Rouge, Louisiana	—	1,553	5,734	97	7,384	(163)	1999	February 2003	3 – 39 yrs.	115
Brownsville, Texas	—	1,950	9,477	2	11,429	(78)	2000	October 2003	3 – 39 yrs.	102
Cleveland/Solon, Ohio	—	2,446	7,996	121	10,563	(103)	2002	September 2003	3 – 39 yrs.	86
Colorado Springs, Colorado	—	1,447	11,237	69	12,753	(334)	2000	February 2003	3 – 39 yrs.	127
Cranbury, New Jersey	—	2,432	9,017	—	11,449	(189)	2002	May 2003	3 – 39 yrs.	108
Cypress, California	—	4,108	15,449	1	19,558	(351)	2002	May 2003	3 – 39 yrs.	155
Dallas/Addison, Texas	—	2,992	12,669	13	15,674	(103)	2000	October 2003	3 – 39 yrs.	176
Dallas/DFW Airport, Texas	—	2,141	9,089	2	11,232	(73)	2001	October 2003	3 – 39 yrs.	100
Dallas/Park Central, Texas	—	3,253	11,084	2	14,339	(95)	2001	October 2003	3 – 39 yrs.	139
Danbury, Conneticutt	—	1,649	10,160	2	11,811	(149)	2002	August 2003	3 – 39 yrs.	106
Franklin, New Jersey	—	2,821	10,677	—	13,498	(211)	2002	May 2003	3 – 39 yrs.	108
Harlingen, Texas	4,705	2,553	7,772	2	10,327	(53)	1995	October 2003	3 – 39 yrs.	114
Hauppage, New York	—	3,288	15,856	—	19,144	(301)	2002	May 2003	3 – 39 yrs.	100
Houston Westchase, Texas	—	2,336	12,460	20	14,816	(387)	1999	January 2003	3 – 39 yrs.	120
Houston, Texas	—	2,212	12,890	3	15,105	(94)	1999	October 2003	3 – 39 yrs.	153
Las Vegas, Nevada	—	6,342	36,170	18	42,530	(241)	1997	October 2003	3 – 39 yrs.	278
Lebanon, New Jersey	—	3,615	11,693	3	15,311	(167)	2003	August 2003	3 – 39 yrs.	125
Nasville, Tennessee	—	1,746	7,319	60	9,125	(136)	1986	June 2003	3 – 39 yrs.	168
Tampa, Florida	—	2,962	9,746	86	12,794	(119)	1999	September 2003	3 – 39 yrs.	95
Tuscon, Arizona	—	3,120	9,514	8	12,642	(65)	1996	October 2003	3 – 39 yrs.	153
Westbury, New York	—	4,655	15,222	3	19,880	(45)	2003	December 2003	3 – 39 yrs.	140

	$4,705	$60,732	$263,445	$570	$324,747	$(3,850)				2,919

Investment in hotels at December 31, 2003, consisted of the following:

Land	$60,732,223

Building and improvements	250,560,834

Furniture, fixtures and equipment	13,454,285

324,747,342

Less: accumulated depreciation	(3,849,963)

Investments in hotel, net	$320,897,379

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company or any of its properties, other than routine actions arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the Company’s business or financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

On-Going Best-Efforts Offering

The Company is currently conducting an on-going best-efforts offering. The Company registered its Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed December 3, 2002. The Company began its best-efforts offering (the “Offering”) of Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. All of the Units are being sold for the Company’s account. There are 36,299,595 Units outstanding under this offering as of December 31, 2003 representing net proceeds of $355,989,000. The Series A preferred shares have no voting rights, no distribution rights, and no conversion rights. In addition, the Series A preferred shares are not separately tradable from the common shares to which they relate. The only right associated with each Series A preferred share is a priority distribution upon the sale of the Company’s assets. The priority distribution will be equal to $11.00 per Series A preferred share, and no more, before any distribution will be made to the holders of any other shares. Upon that distribution, the Series A preferred shares will have no other distribution rights.

Distributions of $15.6 million were paid to shareholders during 2003. Distributions were declared at a rate of $0.88 per share for the year ended December 31, 2003.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company.

Distribution Policy

To maintain its REIT status the Company is required to distribute at least 90% of its ordinary income. Also, all distributions are at the discretion of the Company’s board of directors. Since inception of the Company, it has paid a monthly dividend of $.073 per share. Although the Company intends to maintain a consistent dividend there can be no assurances that ordinary income will be sufficient to maintain a consistent dividend.

Common Shares

There is currently no established public market in which the Company’s common shares are traded. On December 31, 2003, there were approximately 12,399 beneficial shareholders of the Company’s common shares. No distributions were made to the shareholders during 2002. In 2003, the Company paid monthly dividends of $0.073 per share. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

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

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of the Company’s assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares (discussed above) have been issued. The Company believes that the authorization to issue additional preferred shares benefits the Company and its shareholders by permitting flexibility in financing additional growth, giving the Company additional financing options in corporate planning and in responding to developments in business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the Company the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares discussed above. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of December 31, 2003:

Units Registered:

4,761,905 Units $10.50 per Unit	$49,999,999
40,909,091 Units $11.00 per Unit	450,000,001

Totals: 45,670,996 Units	$500,000,000

Units Sold:

4,761,905 Units $10.50 per Unit	$49,999,999
31,537,690 Units $11.00 per Unit	346,914,598

Totals: 36,299,595 Units	$396,914,597

Expenses of Issuance and Distribution of Units
1. Underwriting discounts and commission	$39,693,594
2. Expenses of underwriters	230,980
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,000,411

Total Expenses of Issuance and Distribution of Common Shares	$40,924,985

Net Proceeds to the Company	$355,989,612
1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$321,059,073
2. Interest on indebtedness	—
3. Working capital	28,602,539
4. Fees to the following (all affiliates of officers of the Company):
a. Apple Suites Realty Group, Inc.	6,328,000
5. Fees and expenses of third parties:
a. Legal	—
b. Accounting	—
6. Other	—

Total of Application of Net Proceeds to the Company	$355,989,612

Item 6:

SELECTED FINANCIAL DATA

(in thousands, except per share data)

The following table sets forth selected financial data for the year ended December 31, 2003 and for the period September 20, 2002, through December 31, 2002, that has been derived from the Company's audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(a), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

	For the year ended December 31, 2003	For the period September 20, 2003 through December 31, 2002 (b)
Revenues:
Suite revenue	$31,204	$—
Other revenue	1,926	—

Total revenue	33,130	—
Expenses:
Hotel expenses	17,977	—
Taxes, insurance and other	2,070	3
General and administrative	897	2
Depreciation	4,001	—
Interest and other expenses, net	33	—

Total expenses	24,978	5

Net income	$8,152	$(5)

Per Share
Net income per common share	$0.46	$—
Distributions paid to common shareholders	$0.88	$—
Weighted-average common shares outstanding - basic	17,686	—

Balance Sheet Data
Cash and cash equivalents	$23,820	$3
Investment in hotels, net	$320,897	$—
Total assets	$354,079	$564
Shareholders' equity	$348,594	$(19)
Bookvalue per share	$9.60	$—

Other Data
Cash flow from:
Operating activities	$10,656	$(5)
Investing activities	$(327,470)	$(3)
Financing activities	$340,631	$(13)
Number of hotels owned at end of period	22	—

Funds From Operations Calculation
Net income	$8,152	$(5)
Depreciation	3,850	—

Funds from operations (a)	$12,002	$(5)
FFO per share	$0.68	$—

(a) Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles - GAAP) excluding gains and losses from sales of depreciable property, plus depreciation, amortization and certain start-up costs. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.

(b) The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

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

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. The Company owns 22 hotels within different markets in the United States. The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout the year. Accordingly, the results of operations do not include a full year of operations for all hotels. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to our hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. During 2003, the performance of the Company’s hotels met the Company’s expectations. The Company will substantially complete its hotel acquisitions in 2004 and work to maximize cash from operations and in turn to maximize shareholder distributions.

Hotels Owned

During the period from September 20, 2002 to December 31, 2002, the Company owned no properties, had no revenue and was engaged in initial capital-raising activities. During this period, the Company incurred miscellaneous start-up costs and interest expense under its unsecured line of credit. The Company commenced operations in January 2003 upon the purchase of its first hotel property. As of December 31, 2003, the Company owned a total of 22 hotel properties, with a total of 2,919 suites and/or rooms.

The following table summarizes the locations of and number of suites for the 22 hotels the Company owned at December 31, 2003:

Location of hotels	Brand	# of Suites
Addison, Texas	Courtyard® by Marriott®	176
Albuquerque, New Mexico	Homewood Suites® by Hilton	151
Baton Rouge, Louisiana	Homewood Suites® by Hilton	115
Brownsville, Texas	Residence Inn® by Marriott®	102
Colorado Springs, Colorado	Homewood Suites® by Hilton	127
Cranbury, New Jersey	Residence Inn® by Marriott®	108
Cypress, California	Residence Inn® by Marriott®	155
Danbury, Connecticut	Springhill Suites® by Marriott®	106
Dallas Fort Worth, Texas	Residence Inn® by Marriott®	100

Harlingen, Texas	Courtyard® by Marriott®	114
Hauppauge, New York	Residence Inn® by Marriott®	100
Houston Westchase, Texas	Residence Inn® by Marriott®	120
Houston, Texas	Courtyard® by Marriott®	153
Las Vegas, Nevada	Marriott Suites®	278
Lebanon, New Jersey	Courtyard® by Marriott®	125
Nashville, Tennessee	Residence Inn® by Marriott®	168
Park Central, Texas	Residence Inn® by Marriott®	139
Solon, Ohio	Homewood Suites® by Hilton	86
Somerset, New Jersey	Residence Inn® by Marriott®	108
Tampa, Florida	Hilton Garden Inn®	95
Tucson, Arizona	Courtyard® by Marriott®	153
Westbury, New York	Hilton Garden Inn®	140

Total		2,919

Effective January 3, 2003, the Company acquired a Residence Inn by Marriott in Houston-Westchase, Texas, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14,300,000.

Effective February 26, 2003, the Company acquired three hotels that operate as part of the franchise system for Homewood Suites by Hilton. The combined gross purchase price for these hotels was $32,200,000. The properties are located in Colorado Springs, Colorado; Baton Rouge, Louisiana and Albuquerque, New Mexico and contain a combined total of 393 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective May 23, 2003, the Company acquired a Residence Inn by Marriott in Cypress, California, which contains 155 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $19,000,000.

Effective May 31, 2003, the Company acquired three Residence Inn by Marriott hotels located in Franklin, New Jersey, Cranbury, New Jersey, and Hauppauge, New York. The combined gross purchase price for these hotels was $42,500,000. The properties contain a combined total of 316 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective June 20, 2003, the Company acquired a Residence Inn by Marriott in Nashville, Tennessee, which contains 168 suites and was in operation when acquired. The hotel offers one and two room suites with amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $8,800,000.

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

Effective October 11, 2003, the Company closed on the purchase of eight operating hotels for an aggregate gross purchase price of $131,800,000. The properties consist of three Residence Inn by Marriott hotels located in Brownsville, Texas, Dallas Fort Worth, Texas, and Park Central, Texas; four Courtyard by Marriott hotels located in Addison, Texas, Houston, Texas, Harlingen, Texas, Tucson, Arizona, and one Marriott Suites hotel located in Las Vegas, Nevada. In aggregate, the hotels contain 1,215 suites and or rooms and offer amenities generally offered by upscale extended-stay hotels.

Effective December 5, 2003, the Company closed on the purchase of a Hilton Garden Inn hotel in Westbury, New York for a gross purchase price of $19,000,000. The hotel contains 140 rooms and offers amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $6,328,000, as a commission to Apple Suites Realty Group, Inc. (“ASRG”), an entity wholly-owned by the Company’s Chairman, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

The Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Western International manages three of the Company’s Residence Inn hotels and two of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western International manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percentage of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. There were no incentive management fees incurred or paid during 2003 for these hotels. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

Total expenses for 2003 paid for management fees, system fees, marketing fees, chain services and franchise fees were $1.7 million. There were no expenses in 2002. These expenses are included in the hotel operating expenses mentioned below.

Results of Operations

Since operations commenced on January 3, 2003, with the Company’s first acquisition, a comparison to prior year results is not possible or meaningful. In general, the performance of the Company’s hotels have met expectations for the short period held. Hotel performance is impacted by many factors including local hotel competition and local and national economic conditions in the United States. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations are for the 22 hotels acquired through December 31, 2003 for their respective periods owned. For the year ended December 31, 2003, the Company had suite and room revenue and other revenue of $31,203,907 and $1,925,957, respectively. For the year ended December 31, 2003, the hotels achieved average occupancy of 73%, average daily rate or ADR of $91 and revenue per available room or RevPAR of $66. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR.

For the year ended December 31, 2003, the Company had interest income of $516,711. Interest income represents earnings on excess cash invested in short term money market instruments, pending investment in hotel properties.

Expenses

Expenses for the year ended December 31, 2003 represented the expenses related to the 22 hotels purchased in 2003 and their respective periods owned.

For the year ended December 31, 2003, hotel operating expenses of the hotels totaled $17,977,038 or 57.6% of suite revenue of the 22 hotels for their respective periods owned. This percentage is expected to decrease as the current year includes start up costs for several hotels and a ramp up of revenue for newly opened properties.

General and administrative expense for the year ended December 31, 2003 was $896,833 or 3% of suite revenue of the 22 hotels for their respective periods owned. The Company anticipates this percentage to decrease as the Company’s asset base grows. The principal components of general and administrative expense are advisory fees, legal, accounting and reporting expense.

Taxes, insurance, and other expense for the year ended December 31, 2003 was $2,070,063 or 7% of suite revenue of the 22 hotels for their respective periods owned.

Depreciation expense for the year ended December 31, 2003 was $4,000,760. Depreciation expense represents expense of the Company’s 22 hotels and related personal property for their respective periods owned, and depreciation on the Company’s airplane (see Note 8 under the notes to the consolidated financial statements).

Interest expense for the year ended December 31, 2003 was $550,318. Interest expense arose from a $50 million dollar bridge loan, which bore interest based on LIBOR or prime rate, utilized to close fourth quarter hotel acquisitions. This bridge loan was repaid in full in December 2003. Interest expense also includes interest on the debt assumed with the Harlingen hotel acquisition in October 2003. The outstanding balance acquired was approximately $4.7 million with an 8.5% annual interest rate.

Liquidity and Capital Resources

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $2.9 million)	$7,580	$469	$938	$938	$5,235
Property Purchase Commitments	155,700	127,700	28,000	—	—

Total Commercial Commitments	$163,280	$128,169	$28,938	$938	$5,235

The Company commenced operations effective January 3, 2003 with the Company’s first investor closing.

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate for the period January 3, 2003 through December 31, 2003 was at an annual rate of $.88 per Unit outstanding (or $.22 per quarter). The Company’s distributions included a return of capital based on the Company’s earnings and profits. Although the Company anticipates earnings for a full year of operations to allow the Company to continue its current dividend payment policy, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

In general, the Company expects capital resources to be adequate to meet its cash requirements in 2004.

As of December 31, 2003, the Company had cash on hand of $23.8 million. The Company intends to use the proceeds from the Company’s on-going best-efforts offering to purchase hotel properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2003, the Company held $3.1 million in reserve.

The Company obtained an unsecured line of credit in a principal amount of up to $300,000 to fund its start-up costs. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate. Interest was payable monthly. The Company borrowed a total of $218,143 as of December 31, 2002 against the line of credit. Glade M. Knight, the Company’s Chief Executive Officer and Chairman of the Board of Directors, guaranteed repayment of the line of credit. Mr. Knight did not receive any consideration in exchange for providing this guarantee. The Company repaid this debt in January 2003 with proceeds from the sale of Units and canceled the line of credit.

The Company anticipates that cash flow will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements. Inflation may increase the Company’s operating costs.

The Company is raising equity through a best-efforts offering of Units by David Lerner and Associates, Inc. (the “Managing Dealer”). Each Unit is equal to one common share and one Series A preferred share of the Company. The Company achieved the minimum offering of 4,761,905 Units at a price of $10.50 per Unit as of January 3, 2003. As of December 31, 2003, the Company had sold 36,299,595 Units under this offering with net proceeds totaling $355,989,000. The Company is continuing the offering at $11.00 per Unit in accordance with the prospectus for the Company’s offering.

The Company is under contract for seven additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $155 million. The contracts are subject to due diligence and no assurances can be given that the purchases will be consummated. Six of the properties are anticipated to close during 2004 with the seventh to close in early 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The properties are located in Texas, Arizona, Washington and Virginia and will be similar to the properties currently owned by the Company.

Subsequent Events

During January and February 2004, the managing underwriter sold a total of 8.0 million Units consisting of one common share and one preferred share, resulting in $79.6 million in proceeds net of selling commissions.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Critical Accounting Policies

The following contains a discussion of what the Company believes to be critical accounting policies. These items should be read to gain a further understanding of the principles used to prepare the Company’s financial statements. These principals include application of judgment; therefore, changes in judgments may have a significant impact on the Company’s reported results of operations and financial condition.

Capitalization Policy

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

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the discounted cash flows estimated to be generated by the respective properties are less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. We generally do not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. We have not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $6.3 million, which have been capitalized as a part of the purchase price of the hotels.

The Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”) a subsidiary of Apple Hospitality Two, to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by us in addition to certain reimbursable expenses. Total payments to AFA in 2003 were $296,435.

As of December 31, 2002, AFA, ASRG and ASA were 100% owned by Mr. Knight. As of January 31, 2003, the outstanding shares of ASA owned by Mr. Glade M. Knight were purchased by Apple Hospitality Two, Inc. and ASA is now a wholly-owned subsidiary of Apple Hospitality Two, Inc. AFA and ASRG may purchase up to 2.5% of the total number of the Company’s Units sold in the Company’s best-efforts offering.

The Company issued 240,000 Series B convertible preferred shares to Mr. Knight. The Series B convertible preferred shares were issued in exchange for payment of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. There is no dividend payable on the Series B preferred convertible shares. On liquidation, the holder of the Series B preferred convertible shares will be entitled to a liquidation payment of $11 per share before any distributions of liquidation proceeds to holders of the common shares. However, the priority liquidation payment of the holder of the Series B preferred convertible shares is junior to the holders of the Series A preferred shares distribution rights. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred share, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares on an as converted basis.

Each holder of outstanding Series B preferred convertible shares has the right to convert any of such shares into common shares upon and for 180 days following the occurrence of any of the following conversion events:

(1) substantially all of the Company’s assets, stock or business, is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or

(2) the Company’s common shares are listed on any securities exchange or quotation system or in any established market (“Conversion Event”).

Upon the occurrence of any Conversion Event, each of the Series B preferred convertible shares may be converted into a maximum of 2,907,415 common shares, based upon the gross proceeds raised through the date of conversion in this $500 million offering made by the Company’s prospectus. In addition, upon conversion of the Series B convertible preferred shares into common shares, the Series A preferred shares will terminate and the priority distribution in liquidation associated with the Series A preferred shares will disappear. If the Company terminates or fails to renew the Advisory Agreement with AFA, the Series B convertible preferred shares will be entitled to dividend distributions and voting rights on an as converted basis. In this event, the liquidation preference of the Series A preferred shares will continue.

No additional consideration is due upon the conversion of the Series B preferred convertible shares. Upon the probable occurrence of a conversion event, the Company will record expense for the difference between the fair value of its common stock and issue price of the Series B preferred convertible shares.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at December 31, 2003. The beneficial conversion feature at December 31, 2003, assuming a conversion event is probable would be approximately 2.0 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $22.4 million of compensation expense.

Recent Account Pronouncements

In January 2003, the Financial Accounting Standard Board (FASB) issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003, and is effective immediately for all transactions entered into with variable interest entities after February 2003. The provisions of FIN 46 must be applied to all remaining entities subject to the Interpretation from the beginning of the first quarter of 2004. This statement defines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. The Company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, the Company does not anticipate this Statement having a material impact on its consolidated financial statements. The Company has evaluated its hotel purchase contract commitments, discussed above under the provisions of the FIN, and has not consolidated these entities as we have determined we do not have responsibility to absorb the majority of the entities expected losses until such time we purchase these properties.

In May 2003, the FASB issued Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of FAS 150 has been deferred for an indefinite period. The application of FAS 150 is not expected to have a significant impact on the Company’s financial statements as the Company does not currently have any limited life subsidiaries.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2003, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on the Company’s cash invested at December 31, 2003, or $23.8 million, every 100 basis points change in interest rates will impact the Company’s net income by $240,000, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the amount of proceeds raised and the timing of acquisitions.

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Shareholders

Apple Hospitality Five, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Five, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002. Our audits also included the financial statement schedule listed in the Index of Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Five, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the year ended December 31, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Richmond, Virginia

February 27, 2004

Apple Hospitality Five, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2003	December 31, 2002
ASSETS
Investment in hotels, net of accumulated depreciation of $3,850 and $0, respectively	$320,897	$—
Cash and cash equivalents	23,820	3
Prepaid offering costs	—	505
Due from third party manager, net	1,610	—
Restricted cash—furniture, fixtures and equipment escrow	3,136	—
Debt service and other escrows	249	—
Other assets, net	4,367	56

TOTAL ASSETS	$354,079	$564

LIABILITIES
Notes payable-secured	$4,705	$218
Accrued expenses	780	327

TOTAL LIABILITIES	5,485	545

SHAREHOLDERS’ EQUITY
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 36,299,595 shares, and 10 shares, respectively	—	—
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 36,299,595 shares, and 10 shares, respectively	355,989	—
Distributions greater than net income	(7,419)	(5)

TOTAL SHAREHOLDERS’ EQUITY	348,594	19

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$354,079	$564

See notes to consolidated financial statements.

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2003	For the period September 20, 2002 through December 31, 2002
Revenues:
Suite revenue	$31,204	$—
Other revenue	1,926	—

Total revenue	33,130	—

Expenses:
Operating expense	8,061	—
Hotel administrative expense	2,872	—
Sales and marketing	2,305	—
Utilities	1,435	—
Repair & maintenance	1,583	—
Franchise fees	477	—
Management fees	1,244	—
Taxes, insurance and other	2,070	3
General and administrative	897	2
Depreciation expense	4,001	—

Total expenses	24,945	5

Operating income (loss)	8,185	(5)
Interest income	517	—
Interest expense	(550)	—

Net income (loss)	$8,152	$(5)

Basic and diluted income per common share	$0.46	$—

Weighted average shares outstanding	17,686	—
Distributions declared per common share	$0.88	$—

See notes to consolidated financial statements.

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

Apple Hospitality Five, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock		Class B Convertible Stock		Distributions Greater	Total
	Number of Shares	Amount	Number of Shares	Amount	than Net income	Shareholders’ Equity
Initial capitalization at September 20, 2002	—	$—	—	$—	$—	$—

Issuance of Series B preferred convertible shares	—	—	240	24	—	24
Net (loss)	—	—	—	—	(5)	(5)

Balance at December 31, 2002	—	—	240	24	(5)	19

Net proceeds from the sale of common shares	35,510	348,157	—	—	—	348,157
Common shares issued through reinvestment of distributions	790	7,832	—	—	—	7,832
Net income	—	—	—	—	8,152	8,152
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(15,566)	(15,566)

Balance at December 31, 2003	36,300	$355,989	240	$24	$(7,419)	$348,594

See notes to consolidated financial statements.

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2003	For the period September 20, 2002 through December 31, 2002
Cash flow from operating activities:
Net income (loss)	$8,152	$(5)

Adjustments to reconcile to cash (used in) provided by operating activities:
Depreciation of real estate owned	4,001	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(1,610)	—
Debt service and other escrows	(249)	—
Other assets	803	—
Accrued expenses	(441)	—

Net cash provided by (used in) operating activities	10,656	(5)

Cash flow from investing activities:
Decrease (increase) in cash restricted for capital improvements	(565)	—
Cash paid in acquisition of hotels	(320,899)	—
Cash paid for potential acquisitions	(1,300)	(3)
Acquisition of other asset, net	(3,342)	—
Capital improvements	(1,364)	—

Net cash used in investing activities	(327,470)	(3)

Cash flow from financing activities:
Net proceeds from issuance of common stock	356,429	(231)
Principal payments on line of credit	(218)	218
Repayment of secured notes payable	(14)
Cash distributions paid to shareholders	(15,566)	—

Net cash provided by (used in) financing activities	340,631	(13)

Increase (decrease) in cash and cash equivalents	23,817	(21)

Cash and cash equivalents, beginning of period	3	24

Cash and cash equivalents, end of period	$23,820	$3

Supplemental information:
Interest paid	$550	$—
Non-cash transactions:
Other assets and escrows assumed in acquisitions	$2,389	$—
Other liabilities assumed in acquisitions	$959	$—
Notes payable-secured assumed in acquisitions	$4,720	$—

See notes to consolidated financial statements.

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Five, Inc. (the “Company”) is a Virginia corporation, formed on September 20, 2002, with the first investor closing under its ongoing best-efforts offering commencing on January 3, 2003. Therefore, no comparative statement of operations or cash flows for prior periods can be presented. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant inter-company transactions and balances have been eliminated.

The Company intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits REITs to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has and will continue to lease all of its hotels to those subsidiaries (collectively, the “Lessee”).

Cash and Cash Equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. The fair market value of cash and cash equivalents approximate their carrying value. Cash equivalents are placed with high credit quality institutions and the balances may at times exceed federal depository insurance limits.

Investment in Hotels and Related Depreciation

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

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards, commonly referred to as SFAS No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. The Company generally does not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. The Company has not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

As of December 31, 2003, the Company had incurred $40,924,985 in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. The first closing of Units occurred on January 3, 2003 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $44,999,999. As of December 31, 2003, the Company had closed on additional sales of 31,537,690 Units at $11.00 per Unit, with proceeds net of commissions totaling $312,221,004.

Comprehensive Income

The Company recorded no comprehensive income for the year ended December 31, 2003 or the period from inception to December 31, 2002.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no dilutive shares outstanding at December 31, 2003 or 2002. Series B preferred convertible shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4).

Federal Income Taxes

The Company is operated as, and will annually elect to be taxed as a REIT under Section 856 to 860 of the Internal Revenue Code. Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The characterization of 2003 distributions of $0.88 per share for tax purposes was 52% ordinary income and 48% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a loss for the year ended December 31, 2003 and 2002, and therefore did not have any tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. Total net operating loss carry forward for federal income tax purposes was approximately $50,000.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, Statement of Financial Accounting Standard (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: risk-free interest rates of 4.06%; expected volatility of approximately 0.244, expected dividend yields of 8% and expected life of approximately 10 years. The fair value of options granted was $0.43.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Summary of Significant Recent Accounting Pronouncements

In June 2001, the FASB issued Statement for Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangibles,” effective for fiscal years beginning after December 15, 2001. Under new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new accounting standards beginning the first quarter of fiscal 2002. The adoption of these standards did not have a material impact on the Company’s financial statements.

In April 2002, the FASB issued Statement 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction” (“SFAS No. 145”). Statement 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), required that gains and losses from the extinguishment of debt that were included in the determination of net income be aggregated and, if material, classified as an extraordinary item. The adoption of these standards did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that a liability for the fair value of a guarantee be recognized at the time the obligation is undertaken. The statement also requires that the liability be measured over the term of the related guarantee. This statement is effective for all guarantees entered into subsequent to December 31, 2002. For all guarantees entered into prior to December 31, 2002, there is to be no change in accounting; however, disclosure of management’s estimate of its future obligation under the guarantee is to be made. The company currently does not have any guarantee obligations to which Interpretation 45 applies.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” (“FIN 46”) which was revised in December 2003, and is effective immediately for all transactions entered into with variable interest entities after February 2003. The provisions of FIN 46 must be applied to all remaining entities subject to the Interpretation from the beginning of the first quarter of 2004. This statement defines the identification process of variable interest entities and how an entity assesses its interest in a variable interest entity to decide whether to consolidate that entity. The Company has formed wholly-owned subsidiaries for financing purposes and such financing is reflected in the consolidated financial statements. Currently, the Company does not anticipate this Statement having a material impact on its consolidated financial statements. The Company has evaluated its hotel purchase contract commitments, discussed below under the provisions of the FIN, and has not consolidated these entities as the Company has determined that it does not have responsibility to absorb the majority of the entities expected losses until such time as it purchases these properties.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 impacts the accounting for minority interests in limited life subsidiaries and requires that those interests be reclassified to liabilities and measured at settlement value. The effective date of SFAS 150 has been deferred for an indefinite period. The application of SFAS No. 150 is not expected to have a significant impact on the Company’s financial statements as the Company does not currently have any limited life subsidiaries.

Note 2

Investments in Hotels

At December 31, 2003, the Company owned 22 hotels which were all acquired during 2003. Sixteen of the hotels are Marriott brands of which nine are Residence Inn by Marriott, five of the hotels are Courtyard by Marriott, one hotel is a Marriott Suites and one hotel is a Springhill Suites. The other six are Hilton brand hotels of which four are Homewood Suites by Hilton and two are Hilton Garden Inns. The hotels are located in several states. The aggregate gross purchase price for all properties acquired in 2003 was $316.4 million (for further information regarding these acquisitions, see below).

Investment in hotels consisted of the following:

Land	$60,732,223
Building and Improvements	250,560,834
Furniture, Fixtures and Equipment	13,454,285

324,747,342
Less Accumulated Depreciation	(3,849,963)

Investments in Hotels, net	$320,897,379

Acquisitions

Effective January 3, 2003, the Company acquired a Residence Inn by Marriott in Houston-Westchase, Texas, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14,300,000.

Effective February 26, 2003, the Company acquired three hotels that operate as part of the franchise system for Homewood Suites by Hilton. The combined gross purchase price for these hotels was $32,200,000. The properties are located in Colorado Springs, Colorado; Baton Rouge, Louisiana and Albuquerque, New Mexico and contain a combined total of 393 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective May 23, 2003, the Company acquired a Residence Inn by Marriott in Cypress, California, which contains 155 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $19,000,000.

Effective May 31, 2003, the Company acquired three Residence Inn by Marriott hotels located in Franklin, New Jersey, Cranbury, New Jersey, and Hauppauge, New York. The combined gross purchase price for these hotels was $42,500,000. The properties contain a combined total of 316 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective June 20, 2003, the Company acquired a Residence Inn by Marriott in Nashville, Tennessee, which contains 168 suites and was in operation when acquired. The hotel offers one and two room suites with amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $8,800,000.

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

Effective October 11, 2003, the Company closed on the purchase of eight operating hotels for an aggregate gross purchase price of $131,800,000. The properties consist of three Residence Inn by Marriott hotels located in Brownsville, Texas, Dallas Fort Worth, Texas, and Park Central, Texas; four Courtyard by Marriott hotels located in Addison, Texas, Houston, Texas, Harlingen, Texas, Tucson, Arizona, and one Marriott Suites hotel located in Las Vegas, Nevada. In aggregate, the hotels contain 1,215 suites and or rooms and offer amenities generally offered by upscale extended-stay hotels.

Effective December 5, 2003, the Company closed on the purchase of a Hilton Garden Inn hotel in Westbury, New York for a gross purchase price of $19,000,000. The hotel contains 140 rooms and offers amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals $6,328,000, as a commission to ASRG, Inc.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

On November 21, 2002, the Company obtained an unsecured credit line in a principal amount up to $300,000 to fund start-up costs. The lender was Wachovia Bank, N.A. The line of credit bore interest at the bank’s prime rate and interest was payable monthly. The Company borrowed a total of $218,143 as of December 31, 2002, and Glade M. Knight, the Company’s president and Chairman of the Board of Directors, guaranteed repayment of the line of credit. Mr. Knight did not receive any consideration in exchange for providing this guarantee. The Company repaid this debt in January 2003 with proceeds from the sale of Units and extinguished the line of credit.

In conjunction with the acquisition of the eight operating hotels in October 2003, the Company assumed debt with the Harlingen hotel in the approximate amount of $4,850,000 which is secured by a first mortgage on the hotel. The loan matures on June 1, 2011. As of December 31, 2003, the outstanding principal balance for this loan was $4,705,278. The annual interest rate is 8.5% and payments of principal and interest are due in monthly installments. The amount due each month is $39,053.52. The loan is amortized for a period of twenty-five years and a balloon payment in the amount of $4,063,597 is due on June 1, 2011. At the request of the lender, the Company formed new subsidiaries to serve as the owner and lessee for this hotel, and caused these subsidiaries to be “special purpose entities.” To qualify as special purpose entities, these subsidiaries have organizational documents that impose certain requirements on them while the loan is outstanding. In particular, these subsidiaries must maintain separate legal identities and must limit their activities to dealing with the hotel that secures the loan.

Additionally, in conjunction with the acquisition of the eight operating hotels in October 2003, the Company utilized short-term unsecured financing from a commercial bank in the amount of $50 million to fund a portion of the aggregate gross purchase price for the operating hotels. This financing was evidenced by our promissory note and was governed by a loan agreement. Two of our wholly-owned subsidiaries, AHF Nevada, Inc. and AHF Texas Limited Partnership (which collectively own six of the operating hotels), guaranteed the repayment of this loan. The applicable interest rate was equal to LIBOR (the London Interbank Offered Rate) plus 2.5%. Payments of interest only were due monthly. The note was repaid in full, including interest, as of December 31, 2003.

The aggregate amounts of principal payable under the Company’s promissory note, for the five years subsequent to December 31, 2003 are as follows:

Total
2004	$64,124
2005	71,058
2006	77,429
2007	84,372
2008	90,829
Thereafter	4,317,466

$4,705,278

The Company entered into a standby letter of credit on November 13, 2003 in the amount of $8.4 million. The letter of credit is security for land the Company has committed to purchase. The letter of credit expires with the purchase, by the Company, of the property or on March 31, 2006, whichever occurs first, and can only be drawn on upon a default under the purchase agreement by the Company.

Note 4

Shareholders’ Equity

The Company is currently conducting an on-going best efforts offering. The Company registered its Units (each Unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed with the Securities and Exchange Commission on December 3, 2002. The Company began its best-efforts offering of its Units, no par value, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter is David Lerner Associates, Inc. The Offering is continuing as of the date of these financial statements. All of the Units are being sold for the Company’s account.

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

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation of the Company, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the

Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of the Company’s assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at December 31, 2003. The beneficial conversion feature at December 31, 2003, assuming a conversion event is probable would be approximately 2.0 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $22.4 million of compensation expense.

Note 5

Stock Incentive Plans

On January 2, 2003, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the number of Units authorized for issuance is equal to 22,000 plus .08% of the number of Units sold in excess of 5,000,000 Units. This plan currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of Units authorized under the Directors Plan is currently 47,040. The options expire 10 years from the date of grant. As of December 31, 2003, 39,545 Units have been reserved for issuance.

On January 2, 2003, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. Under the Incentive Plan, the number of Units authorized for issuance is equal to 35,000 plus 5% of the number of Units sold in the initial offering in excess of 5,000,000. This plan also currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of Units that can be issued under the Incentive Plan is currently 1,599,980. As of December 31, 2003, 1,131,537 Units have been reserved for issuance.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In the first quarter of 2003, the Company granted 22,000 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan, and in the second quarter of 2003, the Company granted 12,240 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. No options were granted under the Directors Plan or Incentive Plan during the third or fourth quarter of 2003. Activity in the Company’s share option plan during 2003 is summarized in the following table:

2003

Outstanding, beginning of year:	—
Granted	34,240
Exercised	—
Expired or canceled	—

Outstanding, end of year:	34,240

Exercisable, end of year:	34,240

The weighted-average exercise price:	$11.00

The following information about stock-based compensation costs reconciles the difference of accounting for stock-based compensation under the intrinsic value method of APB 25 and related interpretations and the fair value method prescribed under SFAS No. 123.

Year ended December 31, 2003
Net income, as reported	$8,152
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Stock-based compensation expense* determined under fair value based method for all awards, net of related tax effects	$15

Pro forma net income as if the fair value method had been applied to all option grants	$8,137

Earnings per common share
Basic and diluted-as reported	$0.46
Basic and diluted-pro forma	$0.46

*All options issued to date have been 100% vested upon issuance.

Pro forma information regarding net income and earnings per share is required by SFAS 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used risk-free interest rates of 4.06%; expected volatility of approximately 0.244, expected dividend yields of 10% and expected life of approximately 10 years. Fair value of options granted was $0.43.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 6

Management Agreements

The Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Western International manages three of the Company’s Residence Inn hotels and two of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western International manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. There were no incentive management fees incurred or paid during 2003 for these hotels. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned in 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

Total expenses for 2003 paid for management fees, system fees, marketing fees, chain services and franchise fees were $1.7 million. There were no expenses in 2002. These expenses are included in franchise and management fees in the consolidated statements of operations.

Note 7

Related Parties

The Company has contracted with ASRG, a company owned by Glade M. Knight, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of 2% of the gross purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. As of December 31, 2003, ASRG had been paid $6,328,000 by the Company under the agreement.

Effective January 3, 2003, the Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracts with Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by us in addition to certain reimbursable expenses. During 2002, the Company did not incur any expense under this agreement. As of December 31, 2003, the Company incurred advisory expenses of $296,435 under this agreement, which is included in general and administrative expense.

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

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2003, is presented as if the acquisitions of the 22 hotels occurred on January 1, 2003. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods.

Year ended December 31, 2003
Hotel revenues	$70,655,810
Net income	$13,652,021
Net income per share-basic and diluted	$0.44

The pro forma information reflects adjustments for actual revenues and expenses of the 22 hotels acquired in 2003 for the respective period in 2003 prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; and (3) common stock raised during 2003 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2003.

Note 9

Other Assets

On July 17, 2003, the Company, through a wholly-owned subsidiary, Apple Hospitality Air, LLC, purchased a Lear jet. The jet will be used mainly for acquisition and renovation due diligence trips. The purchase price was approximately $3.3 million with a salvage value of $330,000. The asset is depreciated on a straight-line basis over a useful life of 10 years. As of December 31, 2003, the Company recorded depreciation expense in the amount of approximately $151,000.

Note 10

Commitments

The Company is under contract for seven additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is $155,000,000. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. Six of the properties are anticipated to close during 2004 with the seventh to close in early 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The properties are located in Texas, Arizona, Washington, and Virginia and will be similar to the properties currently owned by the Company.

Note 11

Subsequent Events

On January 15, 2004, the Company recognized total dividends in the amount of approximately $2.6 million. Of that amount, approximately $1.2 was paid out in cash dividends and approximately $1.4 was reinvested into additional Units of the Company.

On January 26, 2004, the Company closed on an additional 4,473,403 Units providing net proceeds to the Company of approximately $44.3 million.

On February 15, 2004, the Company recognized total dividends in the amount of approximately $3 million. Of that amount, approximately $1.5 was paid out in cash dividends and approximately $1.5 was reinvested into additional Units of the Company.

On February 24, 2003, the Company closed on an additional 3,562,870 Units providing net proceeds to the Company of approximately $35.3 million.

Note 12

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

Note 13

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2003:

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$1,711	$4,699	$9,629	$17,091

Net income	$427	$1,709	$3,097	$2,919

Basic and diluted earnings per common share	$0.07	$0.15	$0.16	$0.08

Distributions paid per share	$0.22	$0.22	$0.22	$0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

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

Item 10. Director’s and Executive Officers of the Registrant

For information with respect to the Company’s directors and executive officers, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to the Company’s executive compensation, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

For information with respect to the Company’s security ownership of certain beneficial owners and management related shareholder matters, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information with respect to the Company’s certain relationships and related transactions, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information with respect to the Company’s principal accountant fees and services, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

For information with respect to the Company’s pre-approval policies for audit and non-audit services, see the information in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

1.	Financial Statements of Apple Hospitality Five, Inc.

Independent Auditor’s Report – Ernst & Young

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the year ended December 31, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002

Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002

Consolidated Statements of Cash Flows for the year ended December 31, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3.	Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report.

(b)	The following reports on Form 8-K were filed by the registrant during the last quarter covered by this report:

On November 13, 2003, the Company filed a current report on Form 8-K, reporting an acquisition of eight operating hotels as described under Items 2 and i2a7. An 8-K/A was filed on December 31, 2003 reporting the financial statements of the acquired properties and pro forma financial results.

On December 19, 2003, the Company filed a current report on Form 8-K, reporting an acquisition of one hotel as described under Item 2 and 7. An 8-K/A was filed on December 31, 2003 reporting the financial statements of the acquired properties and pro forma financial results.

On September 12, 2003, the Company filed a current report on form 8-K reporting an acquisition of four hotels as described under items 2 and 7. An 8-K/A was filed on November 10, 2003 to include certain financial statements and information.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2003

(Dollars in thousands)

		Initial Cost		Subsequently Capitalized
Description	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost '(1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Albuquerque, New Mexico	$—	$1,111	$12,214	$58	$13,383	$(393)	2001	February 2003	3 – 39 yrs.	151
Baton Rouge, Louisiana	—	1,553	5,734	97	7,384	(163)	1999	February 2003	3 – 39 yrs.	115
Brownsville, Texas	—	1,950	9,477	2	11,429	(78)	2000	October 2003	3 – 39 yrs.	102
Cleveland/Solon, Ohio	—	2,446	7,996	121	10,563	(103)	2002	September 2003	3 – 39 yrs.	86
Colorado Springs, Colorado	—	1,447	11,237	69	12,753	(334)	2000	February 2003	3 – 39 yrs.	127
Cranbury, New Jersey	—	2,432	9,017	—	11,449	(189)	2002	May 2003	3 – 39 yrs.	108
Cypress, California	—	4,108	15,449	1	19,558	(351)	2002	May 2003	3 – 39 yrs.	155
Dallas/Addison, Texas	—	2,992	12,669	13	15,674	(103)	2000	October 2003	3 – 39 yrs.	176
Dallas/DFW Airport, Texas	—	2,141	9,089	2	11,232	(73)	2001	October 2003	3 – 39 yrs.	100
Dallas/Park Central, Texas	—	3,253	11,084	2	14,339	(95)	2001	October 2003	3 – 39 yrs.	139
Danbury, Conneticutt	—	1,649	10,160	2	11,811	(149)	2002	August 2003	3 – 39 yrs.	106
Franklin, New Jersey	—	2,821	10,677	—	13,498	(211)	2002	May 2003	3 – 39 yrs.	108
Harlingen, Texas	4,705	2,553	7,772	2	10,327	(53)	1995	October 2003	3 – 39 yrs.	114
Hauppage, New York	—	3,288	15,856	—	19,144	(301)	2002	May 2003	3 – 39 yrs.	100
Houston Westchase, Texas	—	2,336	12,460	20	14,816	(387)	1999	January 2003	3 – 39 yrs.	120
Houston, Texas	—	2,212	12,890	3	15,105	(94)	1999	October 2003	3 – 39 yrs.	153
Las Vegas, Nevada	—	6,342	36,170	18	42,530	(241)	1997	October 2003	3 – 39 yrs.	278
Lebanon, New Jersey	—	3,615	11,693	3	15,311	(167)	2003	August 2003	3 – 39 yrs.	125
Nasville, Tennessee	—	1,746	7,319	60	9,125	(136)	1986	June 2003	3 – 39 yrs.	168
Tampa, Florida	—	2,962	9,746	86	12,794	(119)	1999	September 2003	3 – 39 yrs.	95
Tuscon, Arizona	—	3,120	9,514	8	12,642	(65)	1996	October 2003	3 – 39 yrs.	153
Westbury, New York	—	4,655	15,222	3	19,880	(45)	2003	December 2003	3 – 39 yrs.	140

	$4,705	$60,732	$263,445	$570	$324,747	$(3,850)				2,919

	2003		2003
Real estate owned:		Accumulated depreciation:
Balance as of January 1	$—	Balance as of January 1	$—
Acquisition	324,177	Depreciation expense	3,850
Improvements	570

Balance at December 31	$324,747	Balance at December 31	$3,850

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY FIVE, INC.

By:	/S/ GLADE M. KNIGHT	Date: March 11, 2004

Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 11, 2004

Bryan Peery, Chief Accounting Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ GLADE M. KNIGHT	Date: March 11, 2004

Glade M. Knight, Director

By:	/S/ LISA B. KERN	Date: March 11, 2004

Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 11, 2004

Bruce H. Matson, Director

By:	/S/ MICHAEL S. WATERS	Date: March 11, 2004

Michael S. Waters, Director

By:	/S/ ROBERT M. WILY	Date: March 11, 2004

Robert M. Wily, Director

Exhibit Index

Exhibit Number	Description

1.1	Agency Agreement dated as of December 11, 2002 by and between David Lerner Associates, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

1.2	Escrow Agreement dated as of December 11, 2002 by and among David Lerner Associates, Inc., Wachovia Bank, National Association and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 1.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

2.1	Purchase Contract dated as of December 18, 2002 by and between Westel Properties II, Ltd., Apple Suites Realty Group, Inc., and, to the extent provided therein, joined in by W.I. Realty I, L.P. (as subsequently assigned by Apple Suites Realty Group, Inc. to AHF Houston Westchase Limited Partnership) (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

2.2	Agreement of Sale dated as of February 26, 2003 between Promus Hotels, Inc., Promus Hotels Florida, Inc. and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.3	Agreement (regarding Agreement of Sale (Dated as of February 26, 2003 between Apple Suites Realty Group, Inc., Apple Hospitality Five, Inc. and AHF Baton Rouge Limited Partnership (Incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.4	Purchase and Sale Agreement dated as of May 23, 2003 between Residence Inn By Marriott, Inc. and Apple Hospitality Five, Inc. regarding a hotel in Cypress (Los Alamitos), California. (Incorporated by reference to Exhibit 2.4 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.5	Purchase Contract dated as of April 1, 2003 between Briad Lodging Group Hauppauge, L.L.C., Briad Lodging Group Franklin, L.L.C., and Briad Lodging Group Cranbury, L.L.C. (as Seller) and Apple Hospitality Five, Inc. (as Buyer) regarding hotels in Somerset and Cranbury, New Jersey and Hauppage, New York. (Incorporated by reference to Exhibit 2.5 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.6	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 17, 2003 between WBL II Real Estate Limited Partnership and Apple Hospitality Five, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 2.6 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.1	Advisory Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.2	Subcontract and Assignment Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Suites Advisors, Inc. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.3	Property Acquisition/Disposition Agreement dated as of January 3, 2003 between Apple Suites Realty Group, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.4	2003 Incentive Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

10.5	2003 Non-employee Directors Stock Option Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

10.6	Hotel Lease Agreement effective as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, and AHF Services Limited Partnership, as Lessee. (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.7	Management Agreement dated as of April 8, 1996 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager (as amended). (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.8	First Amendment to Management Agreement dated as of October 8, 1997 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.9	Assignment, Assumption and Amendment of Management Agreement dated as of January 3, 2003 by and among Westel Properties II, Ltd., as Assignor, AHF Services Limited Partnership, as Assignee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.10	Owner Agreement dated as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, AHF Services Limited Partnership, as Lessee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.11	Management Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.12	Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado.

(Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.13	Guarantee of Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. for the benefit of Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.14	Master Hotel Lease Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. and Apple Hospitality Five Management, Inc. regarding Homewood Suites® hotels in Colorado and New Mexico. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.15	Schedule setting forth information on two substantially identical Management Agreements (substantially identical to Exhibit 10.1 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.16	Schedule setting forth information on two substantially identical Franchise License Agreements (substantially identical to Exhibit 10.2 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.17	Schedule setting forth information on two substantially identical Guarantees of Franchise License Agreements (substantially identical to Exhibit 10.3 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.18	Schedule setting forth information on a substantially identical Hotel Lease Agreement regarding Homewood Suites® hotel in Louisiana (substantially identical to Exhibit 10.4 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.19	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.20	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.20-A to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.21	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.20-B to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.22	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated by reference to Exhibit 10.20-C to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.23	Escrow Agreement dated as of April 1, 2003 among Briad Lodging Group Somerset, LLC, Briad Lodging Group Wallingford, LLC, Briad Development West, LLC, Briad Development East, LLC, Briad Restaurant Group, LLC, Apple Hospitality Five, Inc. and LandAmerica – Dallas National Division. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.24	Owner Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.25	Schedule setting forth information on five hotels (located in California, New Jersey, New York and Tennessee) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003). (Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.26	Management Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.27	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.28	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.29	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.30	Amended and Restated Management Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.31	Schedule setting forth information on four hotels (located in Connecticut, Florida, New Jersey and Ohio) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.32	Schedule setting forth information on nine substantially identical Hotel Lease Agreements (substantially identical to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No.333-100044) filed on March 13, 2003). (Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the registrant’s registration statement on Form S-11 filed December 23, 2003).

21	Subsidiaries of Apple Hospitality Five, Inc. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (regarding prospectus). (Incorporated by reference to Exhibit 23.2 to Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed November 22, 2002).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

* Denotes Compensation Plan.