Form 10-Q
period 2004-03-31
APPLE HOSPITALITY FIVE INC
filed 2004-05-06
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-100044

APPLE HOSPITALITY FIVE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	76-0713476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 SOUTH THIRD STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes ☒ No ☐

At May 5, 2004, there were 45,671,019 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 2004 and December 31, 2003	3

	Consolidated Statement of Operations - three months ended March 31, 2004 and three months ended March 31, 2003	4

	Consolidated Statement of Cash Flows - three months ended March 31, 2004 and the three months ended March 31, 2003	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION:

Item 1.	Legal Proceedings (not applicable)

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.	Other Information (not applicable)

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

Certifications		25

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheet (Unaudited)

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $5,983 and $3,850, respectively	$329,708	$320,897
Cash and cash equivalents	100,875	23,820
Restricted cash-furniture, fixtures and other escrows	3,599	3,385
Due from third party manager, net	3,748	1,610
Other assets, net	5,238	4,367

TOTAL ASSETS	$443,168	$354,079

LIABILITIES
Notes payable-secured	$4,694	$4,705
Accrued expenses	294	780

TOTAL LIABILITIES	4,988	5,485
SHAREHOLDERS’ EQUITY
Series A preferred shares, no par value, authorized 200,000,000 shares; issued and outstanding 45,671,019 and 36,299,595 shares, respectively	—	—
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding 45,671,019 and 36,299,595 shares, respectively	448,568	355,989
Distributions greater than net income	(10,412)	(7,419)

TOTAL SHAREHOLDERS’ EQUITY	438,180	348,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$443,168	$354,079

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Revenues:
Suite revenue	$19,929	$1,634
Other revenue	1,739	77

Total revenue	21,668	1,711
Expenses:
Operating expense	5,317	390
Hotel administrative expense	1,814	131
Sales and marketing	1,356	141
Utilities	974	89
Repair & maintenance	1,000	79
Franchise fees	279	58
Management fees	1,058	55
Taxes, insurance and other	1,428	76
General and administrative	364	105
Depreciation expense	2,205	254

Total expenses	15,795	1,378

Operating income	5,873	333
Interest income	169	94
Interest expense	(101)	—

Net income	$5,941	$427

Basic and diluted income per common share	$0.15	$0.07

Weighted average shares outstanding	40,606	6,461

Distributions declared per common share	$0.22	$0.22

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2004	Three months ended March 31, 2003
Cash flow from operating activities:
Net income	$5,941	$427
Adjustments to reconcile to cash provided by operating activities:
Depreciation of real estate owned	2,205	254
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,138)	(627)
Debt service and other escrows	166	—
Other assets	(170)	12
Accrued expenses	(489)	7

Net cash provided by operating activities	5,515	73
Cash flow from investing activities:
Cash paid in acquisition of hotels	(10,727)	(47,793)
Cash paid for future acquisitions	(773)	—
Capital improvements	(214)	—
Net increase in cash restricted for property improvements	(380)	(443)

Net cash used in investing activities	(12,094)	(48,236)
Cash flow from financing activities
Net proceeds from issuance of common stock	92,578	100,942
Repayment of secured notes payable	(11)	—
Principal payments on line of credit	—	(218)
Cash distributions paid to shareholders	(8,933)	(1,416)

Net cash provided by financing activities	83,634	99,308
Increase in cash and cash equivalents	77,055	51,145
Cash and cash equivalents, beginning of period	23,820	3

Cash and cash equivalents, end of period	$100,875	$51,148

See notes to consolidated financial statements.

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

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Five, Inc. (the “Company”) is a Virginia corporation, formed on September 20, 2002, with the first investor closing on January 3, 2003. The Company completed its best-efforts offering on March 18, 2004. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Offering Costs

As of March 31, 2004, the Company had incurred $51,432,682 in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. As of the closing of the offering on March 18, 2004, the Company had closed on a total of 45,671,019 Units, with net proceeds totaling approximately $449 million.

Comprehensive Income

The Company recorded no comprehensive income for the three months ended March 31, 2004 or 2003.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the quarters ended March 31, 2004 and 2003.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. Series B preferred convertible shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Summary of Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

Note 2

Summary of Acquisitions

Effective January 3, 2003, the Company acquired Marriott Residence Inn Houston-Westchase, which contains 120 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $14.3 million.

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

Effective May 23, 2003, the Company acquired Marriott Residence Inn Cypress, which contains 155 suites and was in operation when acquired. The hotel offers one and two room suites with the amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $19.0 million.

Effective May 31, 2003, the Company acquired three Residence Inn by Marriott hotels located in Somerset, NJ, Cranbury, NJ, and Hauppauge, NY. The combined gross purchase price for these hotels was $42.5 million. The properties contain a combined total of 316 suites. Each hotel was in operation at the time of purchase and offers one and two room suites with the amenities generally offered by upscale extended-stay hotels.

Effective June 20, 2003, the Company acquired Marriott Residence Inn Nashville, which contains 168 suites and was in operation when acquired. The hotel offers one and two room suites with amenities generally offered by upscale extended-stay hotels. The gross purchase price for the hotel was $8.8 million.

Effective August 30, 2003, the Company acquired a Springhill Suites by Marriott in Danbury, Connecticut, which contains 106 suites and a Courtyard by Marriott in Lebanon, New Jersey, which contains 125 suites. The combined gross purchase price for these hotels was $26.5 million.

Effective September 3, 2003, the Company acquired a Hilton Garden Inn in Tampa, Florida for a gross purchase price of $12.25 million. The hotel contains 95 suites and was in operation when acquired.

Effective September 10, 2003, the Company acquired a Homewood Suites by Hilton in Solon, Ohio, which is part of the Cleveland metropolitan area, for a gross purchase price of $10.05 million. The hotel contains 86 suites and offers amenities generally offered by upscale extended-stay hotels.

Effective October 11, 2003, the Company closed on the purchase of eight operating hotels for an aggregate gross purchase price of $131.8 million. The properties consist of three Residence Inn by Marriott hotels located in Brownsville, Texas, Dallas Fort Worth, Texas, and Park Central, Texas; four Courtyard by Marriott hotels located in Addison, Texas, Houston, Texas, Harlingen, Texas, Tucson, Arizona, and one Marriott Suites hotel located in Las Vegas, Nevada. In aggregate, the hotels contain 1,215 suites and or rooms and offer amenities generally offered by upscale extended-stay hotels.

Effective December 5, 2003, the Company closed on the purchase of a Hilton Garden Inn hotel in Westbury, New York for a gross purchase price of $19.0 million. The hotel contains 140 rooms and offers amenities generally offered by upscale extended-stay hotels.

Effective March 8, 2004, the Company closed on the purchase of a Courtyard by Marriott in Fort Worth, Texas for a gross purchase price of $10.5 million. The hotel contains 92 rooms and offers amenities generally offered by upscale extended-stay hotels.

The purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay approximately 2% of the gross purchase price, or approximately $6.5 million, for these hotels, as a commission to Apple Suites Realty Group (ASRG.).

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Shareholders’ Equity

The Company completed its best-efforts offering of Units on March 18, 2004. The Company registered its Units (each Unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed with the Securities and Exchange Commission on December 3, 2002. The Company began its best-efforts offering of its Units, no par value, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter was David Lerner Associates, Inc.

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

Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into 12.11423 Units.

No additional consideration is due upon the conversion of the Series B convertible preferred shares.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Glade M. Knight, the Company Chief Executive Officer and Chairman of the Board of Directors and the sole shareholder of the Series B Convertible Preferred Shares, will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at March 31, 2004. The beneficial conversion feature at March 31, 2004, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32.0 million of compensation expense.

Note 4

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

Western International manages three of the Company’s Residence Inn hotels and three of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western International manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. There were no incentive management fees incurred or paid during the first quarter of 2004 for these hotels. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned during the first quarter of 2004 or 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

Total expenses incurred during the first quarter of 2004 and 2003 for management fees, system fees, marketing fees, chain services and franchise fees were $1.3 million and $112,000, respectively. These expenses are included in franchise and management fees in the consolidated statements of operation.

Note 5

Related Parties

The Company has contracted with ASRG, a company owned by Glade M. Knight, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of approximately 2% of the gross purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. As of March 31, 2004, ASRG had been paid approximately $6.5 million by the Company under the agreement.

Effective January 3, 2003, the Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to Apple Suites Advisors. During the three months ended March 31, 2004, the Company incurred advisory expenses of $169,438 under this agreement, which are included in general and administrative expense. No payments were made under this agreement for the first quarter of 2003.

ASRG and AFA are 100% owned by Mr. Knight.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, Apple Hospitality Two, Inc., a hospitality REIT, and Apple REIT Six, Inc., a diversified REIT.

Note 6

Commitments

The Company is under contract for six additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $145 million. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. Five of the properties are anticipated to close during the remainder of 2004 with the sixth to close in early 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The Company plans to fund any additional cash needed to complete the purchase by obtaining a credit facility. The properties are located in Texas, Arizona, Washington, and Virginia and will be similar to the properties currently owned by the Company.

Note 7

Subsequent Events

In April 2004, the Company paid out approximately $3.4 million, or $.073 per share, in a distribution to its common shareholders.

In April 2004, the Company also redeemed 183,918 Units representing approximately $2.0 million, under the Company’s share redemption plan.

Note 8

Industry Segments

The Company owns primarily extended-stay and limited-service hotel properties throughout the United States that generate rental and other property related income. The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such Statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in the quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 23 hotels within different markets in the United States. The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003 and one hotel acquired in the first quarter of 2004. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. During the first quarter of 2003 and 2004, the performance of the Company’s hotels met the Company’s expectations. The Company will substantially complete its hotel acquisitions in 2004 and work to maximize cash from operations and in turn to maximize shareholder distributions.

Hotels Owned

The Company commenced operations in January 2003 upon the purchase of its first hotel property. As of March 31, 2004, the Company owned a total of 23 hotel properties, with a total of 3,011 suites.

The following table summarizes the locations of and number of suites for the 23 hotels the Company owned at March 31, 2004:

City	State	Franchise/Brand	Date Acquired	# of Suites
Tucson	Arizona	Courtyard®	October 2003	153
Cypress	California	Residence Inn®	May 2003	155
Colorado Springs	Colorado	Homewood Suites®	February 2003	127
Danbury	Connecticut	Springhill Suites®	August 2003	106
Tampa	Florida	Hilton Garden Inn®	September 2003	95
Baton Rouge	Louisiana	Homewood Suites®	February 2003	115
Las Vegas	Nevada	Marriott Suites®	October 2003	278
Lebanon	New Jersey	Courtyard®	August 2003	125
Cranbury	New Jersey	Residence Inn®	May 2003	108
Somerset	New Jersey	Residence Inn®	May 2003	108
Albuquerque	New Mexico	Homewood Suites®	February 2003	151
Westbury	New York	Hilton Garden Inn®	December 2003	140
Hauppauge	New York	Residence Inn®	May 2003	100
Solon	Ohio	Homewood Suites®	September 2003	86
Nashville	Tennessee	Residence Inn®	June 2003	168
Addison	Texas	Courtyard®	October 2003	176
Harlingen	Texas	Courtyard®	October 2003	114
Houston	Texas	Courtyard®	October 2003	153
Fort Worth	Texas	Courtyard®	March 2004	92
Brownsville	Texas	Residence Inn®	October 2003	102
Dallas Fort Worth	Texas	Residence Inn®	October 2003	100
Houston Westchase	Texas	Residence Inn®	January 2003	120
Park Central	Texas	Residence Inn®	October 2003	139

				3,011

The purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its offering to pay $6.5 million, approximately 2% of the gross purchase price for these hotels, as a commission to Apple Suites Realty Group, Inc. (ASRG, Inc.).

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

The Company’s Marriott International Inc. (“Marriott”) brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 15 to 20 years with renewal terms at the option of the Manager of up to an additional 50 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Western International Inc. (“Western”) manages three of the Company’s Residence Inn hotels and three of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percentage of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. There were no incentive management fees incurred or paid during the first quarter of 2004 for these hotels. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned during the first quarter of 2004. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

Total expenses incurred during the first quarter of 2004 and 2003 for management fees, system fees, marketing fees, chain services and franchise fees were $1.3 million and $112,000, respectively. These expenses are included in the hotel operating expenses mentioned below.

Results of Operations

Since operations commenced on January 3, 2003, with the Company’s first acquisition, a comparison to prior year results is not meaningful. In general, the performance of the Company’s hotels have met expectations for the short period held. Hotel performance is impacted by many factors including local hotel competition and local and national economic conditions in the United States. As a result, there can be no assurance that the Company’s operating performance will continue to meet expectations.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated were for the 23 hotels acquired through March 31, 2004 and the respective periods owned. For the three months ended March 31, 2004 and 2003, the Company had suite and room revenue and other revenue of $19,928,943 and $1,739,526 and $1,634,279 and $76,695, respectively. For the three months ended March 31, 2004 and 2003, the hotels achieved average occupancy of 72% and 80%, ADR of $104 and $87 and RevPAR of $75 and $70. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The increase in RevPAR is due to the acquisition of a full service Marriott Suites hotel during the fourth quarter of 2003, which maintains a higher RevPAR than the other brands owned by the Company. The overall revenue increase in revenue is due to the increase in the number of hotels owned.

For the three months ended March 31, 2004 and 2003, the Company had interest income of $169,407 and $94,067, respectively. Interest income represents earnings on excess cash invested in short term money market instruments.

Expenses

Expenses for the three months ended March 31, 2004 and 2003 represented the expenses related to the 23 hotels purchased for their respective periods owned. The overall increase in expenses is due to the increase in the number of hotels owned.

For the three months ended March 31, 2004 and 2003, hotel direct expenses of the hotels totaled $11,799,201 or 59.2% of suite revenue and $942,797 or 57.7% of suite revenue, respectively. This expense as a percentage of sales is expected to decline as revenue ramps up for newly acquired properties.

Taxes, insurance, and other expense for the three months ended March 31, 2004 and 2003 was $1,427,965 or 7% of suite revenue and $76,361 or 5% of suite revenue, respectively.

General and administrative expense for the three months ended March 31, 2004 and 2003 was $363,701 or 2% of suite revenue and $105,064 or 6% of suite revenue, respectively. The Company anticipates this percentage to continue to decrease as its asset base grows.

Depreciation expense for the three months ended March 31, 2004 and 2003 was $2,205,234 and $254,262. Depreciation expense represents expense of its 23 hotels and related personal property for their respective periods owned.

Liquidity and Capital Resources

The Company commenced operations effective January 3, 2003 with the Company’s first investor closing.

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate is currently at an annual rate of $.88 per Unit outstanding (or $.22 per quarter). The Company’s distributions currently include a return of capital based on the Company’s earnings and profits. Although the Company anticipates earnings for a full year of operations to allow the Company to continue its current dividend payment policy, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

In general, the Company expects capital resources to be adequate to meet its cash requirements in 2004.

As of March 31, 2004, the Company had cash on hand of $100.9 million. The Company intends to use the cash on hand to purchase hotel properties.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of approximately 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2004 and 2003, the Company held approximately $3.5 million and $443,000, respectively, in reserve.

The Company anticipates that cash flow will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements. Inflation may increase the Company’s operating costs.

The Company completed its best-efforts offering of Units by David Lerner and Associates, Inc. (the “Managing Dealer”) on March 18, 2004. Each Unit is equal to one common share and one Series A preferred share of the Company. The Company achieved the minimum offering of approximately 4.8 million Units at a price of $10.50 per Unit as of January 3, 2003. As of March 31, 2004, the Company had sold a total of approximately 45.7 million Units under this offering with net proceeds totaling approximately $449 million.

The Company is under contract for six additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $145 million. The contracts are subject to due diligence and no assurances can be given that the purchases will be consummated. Five of the properties are anticipated to close during the remainder of 2004 with the sixth to close in early 2005. It is anticipated that substantially all of the purchase price will be paid from cash on hand. The Company plans to fund any additional cash needed to complete the purchase by obtaining a credit facility. The properties are located in Texas, Arizona, Washington and Virginia and will be similar to the properties currently owned by the Company.

Subsequent Events

In April 2004, the Company paid out approximately $3.4 million, or $0.073 per share, as a distribution to its common shareholders.

In April 2004, the Company also redeemed 183,918 Units representing approximately $2.0 million under the Company’s share redemption plan.

Impact of Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Competitive pressures may, however, limit the operators’ ability to raise room rates. Currently the Company is not experiencing any material impact from inflation.

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand to make distributions.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of approximately 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $6.5 million, which have been capitalized as a part of the purchase price of the hotels.

The Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. In turn AFA pays that total amount to Apple Suites Advisors. Total payments to AFA during the first quarter of 2004 were $169,438 and included in general and administrative expenses. No payments were made during the first quarter of 2003.

As of December 31, 2002, AFA, ASRG and ASA were 100% owned by Mr. Knight, the Company’s Chairman. As of January 31, 2003, the outstanding shares of ASA owned by Mr. Knight were purchased by Apple Hospitality Two, Inc. and ASA is now a wholly-owned subsidiary of Apple Hospitality Two, Inc.

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

Upon the occurrence of any Conversion Event, each of the Series B preferred convertible shares may be converted into a maximum of 2,907,415 common shares. In addition, upon conversion of the Series B convertible preferred shares into common shares, the Series A preferred shares will terminate and the priority distribution in liquidation associated with the Series A preferred shares will disappear. If the Company terminates or fails to renew the Advisory Agreement with AFA, the Series B convertible preferred shares will be entitled to dividend distributions and voting rights on an as converted basis. In this event, the liquidation preference of the Series A preferred shares will continue.

No additional consideration is due upon the conversion of the Series B preferred convertible shares. Upon the probable occurrence of a conversion event, the Company will record expense for the difference between the fair value of its common stock and issue price of the Series B preferred convertible shares.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at March 31, 2004. The beneficial conversion feature at March 31, 2004, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

Recent Account Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and subsequently revised FIN 46 in December 2003. Effective January 1, 2004, the Company adopted the provisions of FIN 46. The Company did not identify any variable interest entities (VIEs) of which the Company is the primary beneficiary, thus, the Company was not required to consolidate any VIEs.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

On-going Best-Efforts Offering

The Company completed its best efforts offering on March 18, 2004. The Company registered its Units (each unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed December 3, 2002. The Company began its best-efforts offering (the “Offering”) of its Units, on the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter was David Lerner Associates, Inc. All of the Units were sold for its account. There are 45,671,019 Units outstanding under this offering as of March 31, 2004 representing proceeds net of commissions and other offering costs of $448,567,575.

Common Shares

There is currently no established public market in which its common shares are traded. On March 31, 2004, there were approximately 13,979 beneficial shareholders of its common shares. During the first quarter of 2004, the Company paid monthly dividends of $0.073 per share. The timing and amounts of distributions to shareholders are within the discretion of its Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

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

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding all owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of its assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into

Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of its assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of its business; or (2) its common shares are listed on any securities exchange or quotation system or in any established market.

Preferred Shares

The Company’s articles of incorporation authorize issuance of up to 15 million additional preferred shares. No preferred shares other than the Series A preferred shares and the Series B convertible preferred shares have been issued. The Company believes that the authorization to issue additional preferred shares benefits its shareholders by permitting flexibility in financing additional growth, giving additional financing options in its corporate planning and in responding to developments in its business, including financing of additional acquisitions and other general corporate purposes. Having authorized preferred shares available for issuance in the future gives the ability to respond to future developments and allows preferred shares to be issued without the expense and delay of a special shareholders’ meeting. At present, the Company has no specific financing or acquisition plans involving the issuance of additional preferred shares and the Company does not propose to fix the characteristics of any series of preferred shares in anticipation of issuing preferred shares other than the Series A preferred shares and Series B convertible preferred shares. The Company cannot now predict whether or to what extent, if any, additional preferred shares will be used or if so used what the characteristics of a particular series may be. The voting rights and rights to distributions of the holders of common shares will be subject to the prior rights of the holders of any subsequently-issued preferred shares. Unless otherwise required by applicable law or regulation, the preferred shares would be issuable without further authorization by holders of the common shares and on such terms and for such consideration as may be determined by the board of directors. The preferred shares could be issued in one or more series having varying voting rights, redemption and conversion features, distribution (including liquidating distribution) rights and preferences, and other rights, including rights of approval of specified transactions. A series of preferred shares could be given rights that are superior to rights of holders of common shares and a series having preferential distribution rights could limit common share distributions and reduce the amount holders of common shares would otherwise receive on dissolution.

The following tables set forth information concerning the Offering and the use of proceeds from the Offering as of March 31, 2004:

Units Registered:

	4,761,905	Units	$10.50 per Unit	$49,999,999
	40,909,091	Units	$11 per Unit	450,000,001

Totals:	45,670,996	Units		$500,000,000

Units Sold:

	4,761,905	Units	$10.50 per Unit	$49,999,999
	40,909,114	Units	$11 per Unit	450,000,258

Totals:	45,671,019	Units		$500,000,257

Expenses of Issuance and Distribution of Units

1. Underwriting discounts and commission	$50,002,160
2. Expenses of underwriters	—
3. Direct or indirect payments to directors or officers of the Company or their associates, to ten percent shareholders, or to affiliates of the Company	—
4. Fees and expenses of third parties	1,430,522

Total Expenses of Issuance and Distribution of Common Shares	$51,432,682

Net Proceeds to the Company	$448,567,575

1. Purchase of real estate (including repayment of indebtedness incurred to purchase real estate)	$331,788,802
2. Interest on indebtedness	—
3. Working capital	110,240,773
4. Fees to the following (all affiliates of officers of the Company):	—
Apple Suites Realty Group, Inc.	6,538,000
5. Fees and expenses of third parties:
a. Legal	—
b. Accounting	—
6. Other	—

Total of Application of Net Proceeds to the Company	$448,567,575

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: May 6, 2004

Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 6, 2004

Bryan Peery,
Chief Accounting Officer
(Principal Financial and Principal
Accounting Officer)