Form 10-Q
period 2004-06-30
APPLE HOSPITALITY FIVE INC
filed 2004-08-04
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-50731

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

At August 3, 2004, there were 45,344,176 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheet (Unaudited)

(in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $8,189 and $3,850, respectively	$328,010	$320,897
Cash and cash equivalents	96,062	23,820
Restricted cash-furniture, fixtures and other escrows	3,797	3,385
Due from third party manager, net	3,872	1,610
Other assets, net	6,070	4,367

TOTAL ASSETS	$437,811	$354,079

LIABILITIES
Notes payable-secured	$4,678	$4,705
Accounts payable and accrued expenses	798	780

TOTAL LIABILITIES	5,476	5,485

SHAREHOLDERS’ EQUITY
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,525,169 and 36,299,595 shares, respectively	—	—
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,525,169 and 36,299,595 shares, respectively	446,957	355,989
Distributions greater than net income	(14,646)	(7,419)

TOTAL SHAREHOLDERS’ EQUITY	432,335	348,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$437,811	$354,079

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003
Revenues:
Suite revenue	$20,840	$4,264	$40,769	$6,416
Other revenue	1,466	434	3,205	230

Total revenue	22,306	4,698	43,974	6,646

Expenses:
Operating expense	5,597	893	10,914	1,373
Hotel administrative expense	1,925	341	3,739	505
Sales and marketing	1,549	329	2,905	501
Utilities	951	144	1,925	245
Repair & maintenance	1,001	170	2,001	265
Franchise fees	307	87	586	150
Management fees	964	159	2,022	231
Taxes, insurance and other	1,537	249	2,965	358
General and administrative	524	147	888	252
Depreciation expense	2,276	616	4,481	870

Total expenses	16,631	3,135	32,426	4,750

Operating income	5,675	1,563	11,548	1,896

Interest income	212	146	381	240
Interest expense	(101)	—	(202)	—

Net income	$5,786	$1,709	$11,727	$2,136

Basic and diluted income per common share	$0.13	$0.15	$0.27	$0.22

Weighted average shares outstanding - basic and diluted	45,510	11,596	43,488	9,606

Distributions declared per common share	$0.22	$0.22	$0.44	0.44

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2004	Six months ended June 30, 2003

Cash flow from operating activities:
Net income	$11,727	$2,136
Adjustments to reconcile to cash provided by operating activities:
Depreciation	4,481	870
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,262)	(1,813)
Debt service and other escrows	103	—
Other assets	(888)	12
Accrued expenses	16	(242)

Net cash provided by operating activities	13,177	963

Cash flow from investing activities:
Cash paid in acquisition of hotels	(10,727)	(120,382)
Cash paid for future acquisitions	(958)	—
Capital improvements	(723)	(102)
Net increase in cash restricted for property improvements	(515)	(583)

Net cash used in investing activities	(12,923)	(121,067)

Cash flow from financing activities
Net proceeds from issuance of common stock	92,950	178,113
Redemptions of common stock	(1,982)	—
Repayment of secured notes payable	(27)	—
Principal payments on line of credit	—	(218)
Cash distributions paid to shareholders	(18,953)	(4,227)

Net cash provided by financing activities	71,988	173,668

Increase in cash and cash equivalents	72,242	53,564

Cash and cash equivalents, beginning of period	23,820	3

Cash and cash equivalents, end of period	$96,062	$53,567

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

Organization

Apple Hospitality Five, Inc. (the “Company”), a Virginia corporation was formed on September 20, 2002, and its first investor closing was on January 3, 2003. The Company completed its best-efforts offering on March 18, 2004. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits REITs to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has and will continue to lease all of its hotels to those subsidiaries (collectively, the “Lessee”). No federal income tax expense has been recorded in the Consolidated Statements of Operations as the Lessees had operating losses. No tax benefit has been recorded as realization of these benefits is uncertain.

Offering Costs

As of June 30, 2004, the Company had incurred approximately $51.5 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. As of the closing of the offering on March 18, 2004, the Company had closed on a total of 45,671,019 Units, with net proceeds totaling approximately $449 million.

Comprehensive Income

The Company recorded no comprehensive income for the three and six months ended June 30, 2004 or 2003.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the six months ended June 30, 2004 and 2003.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There was no dilutive impact to common shares for purposes of computing earnings per common share for the periods presented. The Series B convertible preferred shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares.

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

The purchase price for the hotel was funded by the Company’s best efforts offering of Units. The Company leased the hotel to a wholly-owned taxable REIT subsidiary under a master hotel lease agreement. The Company also used the proceeds of its ongoing offering to pay approximately 2% of the gross purchase price, or approximately $210,000, for these hotels, as a commission to Apple Suites Realty Group (ASRG), an entity wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight..

No goodwill or intangible assets were recorded in connection with the acquisition.

Note 3

Shareholders’ Equity

The Company completed its best-efforts offering of Units on March 18, 2004. The Company registered its Units (each Unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed with the Securities and Exchange Commission on December 3, 2002. The Company began its best-efforts offering of its Units, no par value, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing dealer was David Lerner Associates, Inc.

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Glade M. Knight, the Company’s Chief Executive Officer and Chairman of the Board of Directors and the sole shareholder of the Series B Convertible Preferred Shares, will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at June 30, 2004. The beneficial conversion feature at June 30, 2004, assuming a conversion event is probable, would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32.0 million of compensation expense.

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended 2004, the Company redeemed 183,918 Units in the amount of $1,982,284.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the Program. As of June 30, 2004, 38,068 Units have been reinvested representing $418,749 in proceeds to the Company.

Note 4

Management Agreements

Except for the Western managed hotels, the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the six months ended June 30, 2004, the Company incurred approximately $469,000 in incentive management fees. No incentive management fees were incurred during the six months ended June 30, 2003.

Western International Inc. (“Western”) manages three of the Company’s Residence Inn hotels and three of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. During the six months ended June 30, 2004 and 2003, the Company incurred no incentive management fees. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were incurred during the six months ended June 30, 2004 or 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached.

Total expenses incurred for management fees, system fees, and franchise fees during the three months ended June 30, 2004 and 2003 were approximately $1.3 million and $246,000, respectively, and for the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $381,000, respectively. These expenses are included in franchise and management fees in the Consolidated Statements of Operations.

Note 5

Related Parties

The Company has contracted with ASRG, a company owned by Glade M. Knight, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of approximately 2% of the gross purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. As of June 30, 2004, ASRG had been paid cumulatively approximately $6.5 million by the Company under the agreement.

Effective January 3, 2003, the Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to Apple Suites Advisors. During the six months ended June 30, 2004, the Company incurred and paid advisory expenses of approximately $356,000 under this agreement, which are included in general and administrative expense.

In June 2004, the Company transferred its rights under a purchase contract for a hotel in Redmond, Washington to Apple REIT Six, Inc. This transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions. The transfer was completed at no expense to the Company.

ASRG and AFA are 100% owned by Mr. Knight.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, Apple Hospitality Two, Inc., a hospitality REIT, and Apple REIT Six, Inc., a diversified REIT.

Note 6

Commitments

The Company is under contract for five additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $81 million. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. Four of the properties are anticipated to close during the remainder of 2004 with the fifth to close in 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The properties are located in Texas, Arizona and Virginia and will be similar to the properties currently owned by the Company.

Note 7

Subsequent Events

In July 2004, the Company declared and paid approximately $3.4 million, or $.073 per share, in distributions to its common shareholders of record on June 30, 2004.

In July 2004, the Company also redeemed 247,749 Units representing approximately $2.7 million, under the Company’s share redemption plan.

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

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 23 hotels within different markets in the United States. The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003 and one hotel acquired in the first quarter of 2004. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. During the first half of 2003 and 2004, the performance of the Company’s hotels met the Company’s expectations. The Company will substantially complete its hotel acquisitions in 2004 and work to maximize cash from operations and in turn to maximize shareholder distributions.

Hotels Owned

The Company commenced operations in January 2003 upon the purchase of its first hotel property. As of June 30, 2004, the Company owned a total of 23 hotel properties, with a total of 3,011 suites.

The following table summarizes the locations of and number of suites for the 23 hotels the Company owned at June 30, 2004:

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

				3,011

The purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its offering to pay $6.5 million, approximately 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (ASRG, Inc.). This commission is capitalized as part of the purchase price of the hotels.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

The Company’s Marriott International Inc. (“Marriott”) brand hotels (other than the six Marriott brand hotels managed by Western International, Inc., as described below) are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the six months ended June 30, 2004, the Company incurred approximately $469,000 in incentive management fees. No incentive management fees were incurred during the six months ended June 30, 2003.

Western International Inc. (“Western”) manages three of the Company’s Residence Inn hotels and three of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percentage of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. During the six months ended June 30, 2004 and 2003, the Company incurred no incentive management fees. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned during the six months ended June 30, 2003 or 2004. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. During the six months ended June 30, 2004 and 2003, the Company incurred no incentive management fees.

Total expenses incurred for management fees, system fees, and franchise fees during the three months ended June 30, 2004 and 2003 were approximately $1.3 million and $246,000, respectively, and for the six months ended June 30, 2004 and 2003 were approximately $2.6 million and $381,000, respectively. These expenses are included in franchise and management fees in the consolidated statements of operation.

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

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated are for the Company’s hotels acquired through June 30, 2004 and 2003 and for the respective periods owned. For the three months ended June 30, 2004 and 2003, the Company had suite revenue and other revenue of $20.8 million and $4.3 million and $1.5 million and $434,000, respectively. For the six months ended June 30, 2004 and 2003, the Company had suite revenue and other revenue of $40.8 million and $6.4 million and $3.2 million and $230,000, respectively. For the three months ended June 30, 2004 and 2003, the hotels achieved average occupancy of 76% and 84%, ADR of $100 and $89, and RevPAR of $76 and $75. For the six months ended June 30, 2004 and 2003, the hotels achieved average occupancy of 74% and 83%, ADR of $102 and $89, and RevPAR of $76 and $74. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The increase in ADR and RevPAR is due to the acquisition of a full service Marriott Suites hotel during the fourth quarter of 2003, which maintains a higher RevPAR than the other brands owned by the Company. The overall revenue increase in revenue is due to the increase in the number of hotels owned.

Expenses

Expenses for the three and six months ended June 30, 2004 and 2003 represented the expenses related to the Company’s hotels purchased for their respective periods owned. The overall increase in expenses is due to the increase in the number of hotels owned.

For the three months ended June 30, 2004 and 2003, direct expenses of the hotels totaled approximately $12.3 million or 59% of suite revenue and $2.1 million or 50% of suite revenue, respectively. For the six months ended June 30, 2004 and 2003, direct expenses of the hotels totaled approximately $24.1 million or 59% of suite revenue and $3.3 million or 51% of suite revenue, respectively. This increase as a percentage of revenue is due to the mix of hotels owned in 2004 as compared to 2003. The company acquired a full service hotel and five Courtyard by Marriott hotels in late 2003 which have higher operating costs than traditional limited service hotels.

Taxes, insurance, and other expense for the three months ended June 30, 2004 and 2003 was approximately $1.5 million or 7% of suite revenue and $249,000 or 6% of suite revenue, respectively. For the six months ended June 30, 2004 and 2003, taxes, insurance and other expense was approximately $3.0 million or 7% of suite revenue and $358,000 or 6% of suite revenue, respectively.

General and administrative expense for the three months ended June 30, 2004 and 2003 was approximately $524,000 or 3% of suite revenue and $147,000 or 3% of suite revenue, respectively. For the six months ended June 30, 2004 and 2003, general and administrative expense was approximately $888,000 or 2% of suite revenue and $252,000 or 4% of suite revenue, respectively. The Company anticipates this percentage will decrease as its asset base grows.

Depreciation expense for the three months ended June 30, 2004 and 2003 was approximately $2.3 million and $616,000, respectively. For the six months ended June 30, 2004 and 2003, depreciation expense was approximately $4.5 million and $870,000, respectively. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned.

Liquidity and Capital Resources

The Company commenced operations effective January 3, 2003 with the Company’s first investor closing.

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate is currently at an annual rate of $.88 per Unit outstanding (or $.22 per quarter). The Company’s distributions currently include a return of capital based on the Company’s earnings and profits. Although the Company anticipates operating cash flow for a full year of operations to allow the Company to continue its current dividend payment policy, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

In general, the Company expects capital resources to be adequate to meet its cash requirements in 2004.

As of June 30, 2004, the Company had cash on hand of $96 million. The Company intends to use the cash on hand to purchase hotel properties and pay distributions.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of approximately 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2004 and 2003, the Company held approximately $4 million and $582,000, respectively, in reserve.

The Company anticipates that cash flow will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements. Inflation may increase the Company’s operating costs.

The Company is under contract for five additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $81 million. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. Four of the properties are anticipated to close during the remainder of 2004 with the fifth to close in early 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The properties are located in Texas, Arizona, and Virginia and will be similar to the properties currently owned by the Company.

Subsequent Events

In July 2004, the Company paid approximately $3.4 million, or $0.073 per share, as a distribution to its common shareholders.

In July 2004, the Company also redeemed 247,749 Units representing approximately $2.7 million under the Company’s share redemption plan.

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

The Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. In turn AFA pays that total amount to Apple Suites Advisors. During the six months ended June 30, 2004, the Company incurred and paid advisory expenses of approximately $356,000 under this agreement, which are included in general and administrative expense.

As of December 31, 2002, AFA, ASRG and ASA were 100% owned by Mr. Knight, the Company’s Chairman. As of January 31, 2003, the outstanding shares of ASA owned by Mr. Knight were purchased by Apple Hospitality Two, Inc. and ASA is now a wholly-owned subsidiary of Apple Hospitality Two, Inc.

The Company issued 240,000 Series B convertible preferred shares to Mr. Knight. The Series B convertible preferred shares were issued in exchange for payment of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. There is no dividend payable on the Series B convertible preferred shares. On liquidation, the holder of the Series B convertible preferred shares will be entitled to a liquidation payment of $11 per share before any distributions of liquidation proceeds to holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred share, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares on an as converted basis.

Each holder of outstanding Series B convertible preferred shares has the right to convert any of such shares into common shares upon and for 180 days following the occurrence of any of the following conversion events:

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

Upon the occurrence of any Conversion Event, the Series B convertible preferred shares may be converted into a maximum of 2,907,415 common shares. In addition, upon conversion of the Series B convertible preferred shares into common shares, the Series A preferred shares will terminate and the priority distribution in liquidation associated with the Series A preferred shares will disappear. If the Company terminates or fails to renew the Advisory Agreement with AFA, the Series B convertible preferred shares will be entitled to dividend distributions and voting rights on an as converted basis. In this event, the liquidation preference of the Series A preferred shares will continue.

No additional consideration is due upon the conversion of the Series B convertible preferred shares. Upon the probable occurrence of a conversion event, the Company will record expense for the difference between the fair value of its common stock and issue price of the Series B convertible preferred shares.

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at June 30, 2004. The beneficial conversion feature at June 30, 2004, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

In June 2004, the Company transferred its rights under a purchase contract for a hotel in Redmond, Washington to Apple REIT Six, Inc. Apple REIT Six, Inc. has the same Chairman and CEO as the Company. This transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions. The transfer was completed at no expense to the Company.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. During the six months ended June 30, 2004, the Company redeemed $1,982,284, representing 183,918 Units. These redemptions were funded through the Company’s Additional Share Option plan which was available through the end of the Company’s best efforts offering of Units. Redemptions after June 30, 2004 will be funded primarily through the Company’s Dividend Reinvestment Program.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through June 30, 2004	183,918	$10.78	183,918		(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 20, 2004, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The two nominees to the Company’s Board of Directors were Lisa B. Kern and Michael S. Waters. Each nominee was a current director of the Company. Ms. Kern and Mr. Waters were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested, and all nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 45,656,631. The voting results were as follows:

Lisa B. Kern	Votes For: 45,292,281

Votes Withheld: 364,350

Michael S. Waters	Votes For: 45,277,700

Votes Withheld: 378,931

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Bruce H. Matson and Robert M. Wiley.

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

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: August 4, 2004
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 4, 2004
Bryan Peery,
Chief Accounting Officer
(Principal Financial and Principal Accounting Officer)