Form 10-Q
period 2004-09-30
APPLE HOSPITALITY FIVE INC
filed 2004-11-04
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-50731

APPLE HOSPITALITY FIVE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	76-0713476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

814 EAST MAIN STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

FORMER ADDRESS: 10 SOUTH THIRD STREET, RICHMOND, VA 23219

(Former name or former address if changed since last report)

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

At October 31, 2004, there were 45,243,623 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $10,503 and $3,850, respectively	$367,699	$320,897
Cash and cash equivalents	53,849	23,820
Restricted cash-furniture, fixtures and other escrows	4,479	3,385
Due from third party manager, net	3,616	1,610
Other assets, net	4,118	4,367

TOTAL ASSETS	$433,761	$354,079

LIABILITIES
Notes payable-secured	$4,663	$4,705
Accounts payable and accrued expenses	1,322	780

TOTAL LIABILITIES	5,985	5,485

SHAREHOLDERS’ EQUITY
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,501,283 and 36,299,595 shares, respectively	—	—
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,501,283 and 36,299,595 shares, respectively	446,700	355,989
Distributions greater than net income	(18,948)	(7,419)

TOTAL SHAREHOLDERS’ EQUITY	427,776	348,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$433,761	$354,079

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Revenues:
Suite revenue	$21,793	$9,295	$62,562	$15,711
Other revenue	1,365	334	4,570	564

Total revenue	23,158	9,629	67,132	16,275

Expenses:
Operating expense	6,149	2,123	17,063	3,496
Hotel administrative expense	2,074	806	5,813	1,311
Sales and marketing	1,679	639	4,584	1,139
Utilities	1,066	527	2,991	773
Repair & maintenance	1,060	414	3,061	679
Franchise fees	328	101	914	251
Management fees	820	346	2,842	577
Taxes, insurance and other	1,545	471	4,510	828
General and administrative	535	221	1,423	474
Depreciation expense	2,385	1,048	6,866	1,918

Total expenses	17,641	6,696	50,067	11,446

Operating income	5,517	2,933	17,065	4,829

Interest income	277	164	658	404
Interest expense	(101)	—	(303)	—

Net income	$5,693	$3,097	$17,420	$5,233

Basic and diluted income per common share	$0.13	$0.16	$0.40	$0.39

Weighted average shares outstanding - basic and diluted	45,425	19,253	44,077	13,507

Distributions declared per common share	$0.22	$0.22	$0.66	0.66

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
Cash flow from operating activities:
Net income	$17,420	$5,233
Adjustments to reconcile to cash provided by operating activities:
Depreciation	6,866	1,918
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,006)	(2,336)
Debt service and other escrows	(173)	—
Other assets	(352)	(735)
Accrued expenses	759	284

Net cash provided by operating activities	22,514	4,364

Cash flow from investing activities:
Cash paid in acquisition of hotels	(52,720)	(170,395)
Acquisition of other asset	—	(3,340)
Decrease in cash paid for future acquisitions	388	—
Capital improvements	(952)	(153)
Net increase in cash restricted for property improvements	(921)	(924)

Net cash used in investing activities	(54,205)	(174,812)

Cash flow from financing activities
Net proceeds from issuance of common stock	95,407	263,998
Redemptions of common stock	(4,696)	—
Repayment of secured notes payable	(42)	—
Principal payments on line of credit	—	(218)
Cash distributions paid to shareholders	(28,949)	(8,915)

Net cash provided by financing activities	61,720	254,865

Increase in cash and cash equivalents	30,029	84,417

Cash and cash equivalents, beginning of period	23,820	3

Cash and cash equivalents, end of period	$53,849	$84,420

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2003 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes. The REIT Modernization Act, effective January 1, 2001, permits REITs to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has and will continue to lease all of its hotels to those subsidiaries (collectively, the “Lessee”). No federal income tax expense has been recorded in the Consolidated Statements of Operations as the Lessees had operating losses. No tax benefit has been recorded as realization of these benefits is uncertain.

Offering Costs

As of September 30, 2004, the Company had incurred approximately $51.5 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. As of the closing of the offering on March 18, 2004, the Company had closed on a total of 45,671,019 Units, with net proceeds totaling approximately $449 million.

Comprehensive Income

The Company recorded no comprehensive income for the three and nine months ended September 30, 2004 or 2003.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the nine months ended September 30, 2004 and 2003.

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

Note 2

Summary of Acquisitions

Effective March 8, 2004, the Company closed on the purchase of a Courtyard® by Marriott® in Fort Worth, Texas for a gross purchase price of $10.5 million. The hotel contains 92 rooms and offers amenities generally offered by upscale extended-stay hotels.

On August 6, 2004, the Company closed on the purchase of a Courtyard® by Marriott®, containing 100 rooms, and a Residence Inn by Marriott, containing 120 rooms, both located in Houston, Texas for a combined gross purchase price of $24.2 million. The hotels offer amenities generally offered by upscale extended-stay hotels.

Effective September 29, 2004, the Company closed on the purchase of a Courtyard® by Marriott® in Federal Way, Washington for a gross purchase price of $16.9 million. The hotel contains 160 rooms and offers amenities generally offered by upscale extended-stay hotels.

The purchase prices for the hotels were funded by the Company’s best efforts offering of Units. The Company leased the hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay approximately 2% of the gross purchase prices, or approximately $1,031,300, for these hotels, as a commission to Apple Suites Realty Group (ASRG), an entity wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotels.

No goodwill or intangible assets were recorded in connection with the acquisitions.

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

Compensation expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Glade M. Knight, the Company’s Chief Executive Officer and Chairman of the Board of Directors and the sole shareholder of the Series B Convertible Preferred Shares, will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at September 30, 2004. The beneficial conversion feature at September 30, 2004, assuming a conversion event is probable, would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32.0 million of compensation expense.

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended 2004, the Company redeemed 431,667 Units in the amount of $4,696,293.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the Program. As of September 30, 2004, 261,931 Units have been reinvested representing $2,881,244 in proceeds to the Company.

Note 4

Management Agreements

Except for eight Marriott brand hotels that are managed by Western International, Inc. (“Western), the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the nine months ended September 30, 2004 and 2003, the Company incurred approximately $375,000 and $96,000, respectively, in incentive management fees.

Western manages four of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. During the nine months ended September 30, 2004 and 2003, the Company incurred no incentive management fees. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were incurred during the nine months ended September 30,

2004 or 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

Total expenses incurred for management fees, system fees, and franchise fees during the three months ended September 30, 2004 and 2003 were approximately $1.1 million and $447,000, respectively, and for the nine months ended September 30, 2004 and 2003 were approximately $3.8 million and $828,000, respectively. These expenses are included in franchise and management fees in the Consolidated Statements of Operations.

Note 5

Related Parties

The Company has contracted with ASRG, a company owned by Glade M. Knight, to provide brokerage services for the acquisition and disposition of real estate assets for the Company. In accordance with the contract, ASRG is to be paid a fee of approximately 2% of the gross purchase price of any acquisitions or sale price of any dispositions of real estate investments, subject to certain conditions. As of September 30, 2004, ASRG had been paid cumulatively approximately $7.5 million by the Company under the agreement.

Effective January 3, 2003, the Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to Apple Suites Advisors. During the nine months ended September 30, 2004, the Company incurred and paid advisory expenses of approximately $543,000 under this agreement, which are included in general and administrative expense.

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

Note 6

Commitments

The Company is under contract for three additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $57 million. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. All of the properties are anticipated to close in 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The properties are located in Texas, Arizona and Virginia and will be similar to the properties currently owned by the Company.

Note 7

Subsequent Events

In October 2004, the Company declared and paid approximately $3.3 million, or $.073 per share, in distributions to its common shareholders of record on September 30, 2004.

In October 2004, the Company also redeemed 342,476 Units representing approximately $3.7 million, under the Company’s share redemption plan.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operation

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

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 26 hotels within different markets in the United States. The Company intends to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003, and four hotels acquired during 2004. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The Company experienced a delay in its hotel acquisitions, due to delays in construction; therefore, it is anticipated that the Company will substantially complete its planned hotel acquisitions midway through 2005. As a result, the Company’s operating results have been below expectations. The performance of the hotels owned have generally met expectations.

Hotels Owned

The Company commenced operations in January 2003 upon the purchase of its first hotel property. As of September 30, 2004, the Company owned a total of 26 hotel properties, with a total of 3,391 suites.

The following table summarizes the locations of and number of suites for the 26 hotels the Company owned at September 30, 2004:

City	State	Franchise/Brand	Date Acquired	# of Suites
Tucson	Arizona	Courtyard®	October 2003	153
Cypress	California	Residence Inn®	May 2003	155
Colorado Springs	Colorado	Homewood Suites®	February 2003	127
Danbury	Connecticut	Springhill Suites®	August 2003	106
Tampa	Florida	Hilton Garden Inn®	September 2003	95
Baton Rouge	Louisiana	Homewood Suites®	February 2003	115
Las Vegas	Nevada	Marriott Suites®	October 2003	278
Lebanon	New Jersey	Courtyard®	August 2003	125
Cranbury	New Jersey	Residence Inn®	May 2003	108
Somerset	New Jersey	Residence Inn®	May 2003	108
Albuquerque	New Mexico	Homewood Suites®	February 2003	151
Westbury	New York	Hilton Garden Inn®	December 2003	140
Hauppauge	New York	Residence Inn®	May 2003	100
Solon	Ohio	Homewood Suites®	September 2003	86
Nashville	Tennessee	Residence Inn®	June 2003	168
Addison	Texas	Courtyard®	October 2003	176
Harlingen	Texas	Courtyard®	October 2003	114
Houston	Texas	Courtyard®	October 2003	153
Houston	Texas	Courtyard®	August 2004	100
Houston	Texas	Residence Inn®	August 2004	120
Fort Worth	Texas	Courtyard®	March 2004	92
Brownsville	Texas	Residence Inn®	October 2003	102
Dallas Fort Worth	Texas	Residence Inn®	October 2003	100
Houston Westchase	Texas	Residence Inn®	January 2003	120
Park Central	Texas	Residence Inn®	October 2003	139
Federal Way	Washington	Courtyard®	September 2004	160

				3,391

The purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its offering to pay $7.5 million, approximately 2% of the gross purchase price for these hotels, as a brokerage commission to Apple Suites Realty Group, Inc. (ASRG, Inc.), a company wholly owned by Glade M. Knight, the Company’s CEO. This commission is capitalized as part of the purchase price of the hotels.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

The Company’s Marriott International Inc. (“Marriott”) brand hotels (other than the eight Marriott brand hotels managed by Western International, Inc., as described below) are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides the Company access to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees, marketing fees and chain services. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the nine months ended September 30, 2004 and 2003, the Company incurred approximately $375,000 and $96,000, respectively, in incentive management fees.

Western International Inc. (“Western”) manages four of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percentage of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. During the nine months ended September 30, 2004 and 2003, the Company incurred no incentive management fees. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were earned during the nine months ended September 30, 2003 or 2004. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

Total expenses incurred for management fees, system fees, and franchise fees during the three months ended September 30, 2004 and 2003 were approximately $1.1 million and $447,000, respectively, and for the nine months ended September 30, 2004 and 2003 were approximately $3.8 million and $828,000, respectively. These expenses are included in franchise and management fees in the Consolidated Statements of Operations.

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

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated are for the Company’s hotels acquired through September 30, 2004 and 2003 and for the respective periods owned. For the three months ended September 30, 2004 and 2003, the Company had suite revenue and other revenue of $21.8 million and $1.4 million and $9.3 million and $334,000, respectively. For the nine months ended September 30, 2004 and 2003, the Company had suite revenue and other revenue of $62.6 million and $4.6 million and $15.7 million and $564,000, respectively. For the three months ended September 30, 2004 and 2003, the hotels achieved average occupancy of 75.4% and 81.3%, ADR of $94 and $97, and RevPAR of $71 and $79. For the nine months ended September 30, 2004 and 2003, the hotels achieved average occupancy of 74.7% and 79.6%, ADR of $99 and $85, and RevPAR of $74 and $68. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The increase in ADR and RevPAR year to date is due to the acquisition of a full service Marriott Suites hotel during the fourth quarter of 2003, which maintains a higher RevPAR than the other brands owned by the Company. The decline in REVPAR for the third quarter of 2004 as compared to the third quarter of 2003, is a result of the properties acquired in the quarter being newly opened. The overall increase in revenue is due to the increase in the number of hotels owned.

Expenses

Expenses for the three and nine months ended September 30, 2004 and 2003 represented the expenses related to the Company’s hotels purchased for their respective periods owned. The overall increase in expenses is due to the increase in the number of hotels owned.

For the three months ended September 30, 2004 and 2003, direct expenses of the hotels totaled approximately $13.2 million or 60% of suite revenue and $4.9 million or 53% of suite revenue, respectively. For the nine months ended September 30, 2004 and 2003, direct expenses of the hotels totaled approximately $37.3 million or 59% of suite revenue and $8.2 million or 52% of suite revenue, respectively. This increase as a percentage of revenue is due to the mix of hotels owned in 2004 as compared to 2003. The company acquired a full service hotel and five Courtyard by Marriott hotels in late 2003; as well as, three additional Courtyard by Marriott hotels in 2004, which have higher operating costs than traditional limited service hotels.

Taxes, insurance, and other expense for the three months ended September 30, 2004 and 2003 was approximately $1.5 million or 7% of suite revenue and $471,000 or 5% of suite revenue, respectively. For the nine months ended September 30, 2004 and 2003, taxes, insurance and other expense was approximately $4.5 million or 7% of suite revenue and $828,000 or 5% of suite revenue, respectively. The increase is due to newly acquired properties being in higher tax rate localities.

General and administrative expense for the three months ended September 30, 2004 and 2003 was approximately $535,000 or 2% of suite revenue and $221,000 or 2% of suite revenue, respectively. For the nine months ended September 30, 2004 and 2003, general and administrative expense was approximately $1.4 million or 2% of suite revenue and $474,000 or 3% of suite revenue, respectively. The year to date decrease as a percentage of suite revenue was due to the Company’s increase in number of hotels owned.

Depreciation expense for the three months ended September 30, 2004 and 2003 was approximately $2.4 million and $1.0 million, respectively. For the nine months ended September 30, 2004 and 2003, depreciation expense was approximately $6.9 million and $1.9 million, respectively. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned.

Liquidity and Capital Resources

The Company commenced operations effective January 3, 2003 with the Company’s first investor closing.

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate is currently at an annual rate of $.88 per Unit outstanding (or $.22 per quarter). The Company’s distributions currently include a return of capital based on the Company’s earnings and profits. Although the Company anticipates operating cash flow for a full year of operations, from hotels owned and to be acquired, to allow the Company to continue its current dividend payment policy, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

In general, the Company expects capital resources to be adequate to meet its cash requirements in 2004.

As of September 30, 2004, the Company had cash on hand of approximately $54 million. The Company intends to use the cash on hand to purchase hotel properties and pay distributions.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of gross revenues. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2004, the Company held approximately $4.1 million in reserve.

The Company anticipates that cash flow will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements. Inflation may increase the Company’s operating costs.

The Company is under contract for three additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $57 million. The contracts are subject to normal due diligence and no assurances can be given that the purchases will be consummated. All of the properties are anticipated to close in 2005. It is anticipated that the majority of the purchase price will be paid from cash on hand, with the remainder of the purchase price paid from debt proceeds. The properties are located in Texas, Arizona and Virginia and will be similar to the properties currently owned by the Company.

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

The Company has contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of approximately 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $7.5 million, which have been capitalized as a part of the purchase price of the hotels.

The Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. In turn AFA pays that total amount to Apple Suites Advisors. During the nine months ended September 30, 2004, the Company incurred and paid advisory expenses of approximately $543,000 under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc.

At the inception of the Company, the Company issued 240,000 Series B convertible preferred shares to Mr. Knight. The Series B convertible preferred shares were issued in exchange for payment of $0.10 per Series B convertible preferred share, or an aggregate of $24,000. There is no dividend payable on the Series B convertible preferred shares. On liquidation, the holder of the Series B convertible preferred shares will be entitled to a liquidation payment of $11 per share before any distributions of liquidation proceeds to holders of the common shares. However, the priority liquidation payment of the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred share, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares on an as converted basis.

Each holder of outstanding Series B convertible preferred shares has the right to convert any of such shares into common shares upon and for 180 days following the occurrence of any of the following “Conversion Events”:

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time as the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at September 30, 2004. The beneficial conversion feature at September 30, 2004, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

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

Subsequent Events

In October 2004, the Company paid approximately $3.3 million, or $0.073 per share, as a distribution to its common shareholders.

In October 2004, the Company also redeemed 342,476 Units representing approximately $3.7 million, under

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of September 30, 2004, 261,931 Units have been reinvested representing $2,881,244 in proceeds to the Company.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. During the nine months ended September 30, 2004, the Company redeemed $4,696,293, representing 431,667 Units. These redemptions were funded through the Company’s Additional Share Option plan which was available through the end of the Company’s best efforts offering of Units. Redemptions after September 30, 2004 will be funded primarily through the Company’s Dividend Reinvestment Program.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 1 through September 30, 2004	431,667	$10.88	431,667	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: November 4, 2004
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 4, 2004
Bryan Peery,
Chief Accounting Officer
(Principal Financial and Principal
Accounting Officer)