Form 10-K
period 2004-12-31
APPLE HOSPITALITY FIVE INC
filed 2005-03-11
CIK 1191813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File Number 000-50731

APPLE HOSPITALITY FIVE, INC.

(Exact name of registrant as specified in its charter)

VIRGINIA	76-0713476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

814 East Main Street
Richmond, Virginia (Address of principal executive offices)	23219 (Zip Code)

(804) 344-8121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the act:

None

Securities registered pursuant to Section 12 (g) of the act:

Units (Each Unit is equal to one common share, no par value, and one Series A preferred share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Based upon the price at which the common equity for Apple Hospitality Five, Inc.’s best efforts offering was last sold through June 30, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $498,436,722. The Company does not have any non-voting common equity.

On March 1, 2005, there were approximately 45,255,464 common shares outstanding.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for the 2005 annual meeting of shareholders to be held May 12, 2005.

APPLE HOSPITALITY FIVE, INC.

FORM 10-K

This Form 10-K includes references to certain trademarks or servicemarks. Springhill Suites®, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. The Homewood Suites® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

Item 1. Business

Apple Hospitality Five, Inc. (the “Company”), a Virginia corporation, was formed on September 20, 2002, with the first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation.

The Company is a real estate investment trust. The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts (“REIT”) to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessee”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott, Hilton or Western International Inc. (“Western”) under hotel management agreements.

Website Access

The Company does not have an Internet website. The Company will make available free of charge upon request paper copies of its annual report on Form 10-K, quarterly reports on From 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act of 1934, as amended.

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

The Company believes that its planned acquisitions and market penetration will increase revenue per available room (“REVPAR”) at its hotels. The Company is committed to fund a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $4.7 million held in escrow for future furniture, fixture and equipment purchases as of December 31, 2004.

The Company has contracts to purchase two additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $45 million. The contracts are subject to normal due diligence and no assurances can be given that the purchases will be consummated. All of the properties are anticipated to close in 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand with any shortfalls funded by debt. The properties are located in Texas and Virginia and will be similar to the properties currently owned by the Company.

Financing

The Company purchased substantially all of its properties in 2004 and 2003 in debt free acquisitions. The only encumbered property was purchased as part of the Western International acquisition in October 2003. The Company assumed an existing loan in connection with the purchase of the operating hotel in Harlingen, Texas. The Company does not intend to utilize a significant amount of debt to finance acquisitions. Although there can be no assurance that debt will not be utilized, it is anticipated cash from operations will meet the Company’s cash requirements. The Company’s bylaws require board approval or review of any debt financing obtained by the Company.

Industry and Competition

The hotel industry is highly competitive. Each of the Company’s hotels is located in a developed area that includes other hotels and competes for guests primarily with other hotels in the Company’s immediate vicinity and secondarily with other hotels in the Company’s geographic market. An increase in the number of competitive hotels in a particular area could have a material adverse effect on the occupancy, average daily rate (“ADR”) and REVPAR of the Company’s hotels in that area. The Company believes that brand recognition, location, price and quality (of both the hotel and the services provided) are the principal competitive factors affecting the Company’s hotels. Additionally, general economic conditions in particular markets or nationally can impact the performance of the hotels.

Hotel Operating Performance

At December 31, 2004, the Company owned eleven Residence Inn by Marriott hotels, eight Courtyard by Marriott hotels, one Marriott Suites hotel, one Springhill Suites by Marriott hotel, four Homewood Suites by Hilton hotels, and two Hilton Garden Inn hotels. The hotels are located in various states and, in aggregate, consist of 3,511 suites. Total revenues were $90.3 million and $33.1 million for the years ended December 31, 2004 and 2003, respectively. The hotels achieved average occupancy of 73% and 73%, ADR of $99 and $91 and REVPAR of $73 and $66, respectively, for the years ended December 31, 2004 and 2003. The performance of the hotels is based on the time period owned by the Company. The Company’s daily hotel operations are managed under various management agreements with third parties including Marriott, Hilton or Western.

Franchise and Management Agreements

Except for nine Marriott brand hotels that are managed by Western, the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”), an affiliate of Hilton, manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

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

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $7.6 million, which have been capitalized as a part of the purchase price of the hotels.

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

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc., Apple REIT Six, Inc. and Cornerstone Realty Income Trust, Inc. The Company’s Board of Directors is the same as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

Employees

During 2004, all employees involved in the day-to-day operation of the Company’s hotels were employed by management companies engaged pursuant to the hotel management agreements. The Company has no employees and utilizes, through an advisory agreement for corporate and strategic support, personnel from a related party, Apple Hospitality Two, Inc., as discussed above.

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

Property Acquisitions

As of December 31, 2004, the Company owned the following 27 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	$12,000,000	120
Cypress	California	Residence Inn	May 2003	$19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	$12,300,000	127
Danbury	Connecticut	Springhill Suites	August 2003	$11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	$12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	$7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	$42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	$15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	$11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	$13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	$12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	$19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	$18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	$10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	$8,800,000	168
Addison	Texas	Courtyard	October 2003	$15,600,000	176
Harlingen	Texas	Courtyard	October 2003	$10,000,000	114
Houston	Texas	Courtyard	October 2003	$15,000,000	153
Houston	Texas	Courtyard	August 2004	$11,000,000	100
Houston	Texas	Residence Inn	August 2004	$13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	$10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	$11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	$11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	$14,300,000	120
Park Central	Texas	Residence Inn	October 2003	$13,900,000	139
Federal Way	Washington	Courtyard	September 2004	$16,900,000	160

				$380,000,000	3,511

Substantially all of the purchase price for all of the hotels was funded by the Company’s ongoing best-efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $7.6 million, as a commission to Apple Suites Realty Group, Inc.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Item 2. Properties

At December 31, 2004, the Company owned 27 hotels consisting of the following:

Number of Suites
11 Residence Inn by Marriott hotels	1,340
8 Courtyard by Marriott hotels	1,073
1 Marriott Suites	278
1 Springhill Suites by Marriott	106
4 Homewood Suites by Hilton	479
2 Hilton Garden Inn hotels	235

3,511

In aggregate, the Company’s hotels are comprised of 3,511 suites. The hotels are located in various states. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of suites of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2004

(In thousands)

Description		Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
	Encumbrances
		Land	Bldg./ FF&E
Albuquerque, New Mexico	$—	$1,111	$12,214	$126	$13,451	$(836)	2001	February 2003	3 - 39 yrs.	151
Baton Rouge, Louisiana	—	1,553	5,734	336	7,623	(375)	1999	February 2003	3 - 39 yrs.	115
Brownsville, Texas	—	1,944	9,426	5	11,375	(391)	2000	October 2003	3 - 39 yrs.	102
Cleveland/Solon, Ohio	—	2,446	7,996	84	10,526	(420)	2002	September 2003	3 - 39 yrs.	86
Colorado Springs, Colorado	—	1,447	11,237	88	12,772	(711)	2000	February 2003	3 - 39 yrs.	127
Cranbury, New Jersey	—	2,432	9,017	23	11,472	(472)	2002	May 2003	3 - 39 yrs.	108
Cypress, California	—	4,108	15,449	15	19,572	(878)	2002	May 2003	3 - 39 yrs.	155
Dallas/Addison, Texas	—	2,992	12,669	56	15,717	(517)	2000	October 2003	3 - 39 yrs.	176
Dallas/DFW Airport, Texas	—	2,138	9,051	3	11,192	(364)	2001	October 2003	3 - 39 yrs.	100
Dallas/Park Central, Texas	—	3,248	11,043	5	14,296	(470)	2001	October 2003	3 - 39 yrs.	139
Danbury, Conneticutt	—	1,649	10,160	13	11,822	(505)	2002	August 2003	3 - 39 yrs.	106
Federal Way, Washington	—	3,535	13,281	11	16,827	(133)	1999	September 2004	3 - 39 yrs.	160
Franklin, New Jersey	—	2,821	10,677	15	13,513	(527)	2002	May 2003	3 - 39 yrs.	108
Ft. Worth, Texas	—	2,486	8,244	69	10,799	(257)	2004	March 2004	3 - 39 yrs.	92
Harlingen, Texas	4,646	2,533	7,696	16	10,245	(266)	1995	October 2003	3 - 39 yrs.	114
Hauppage, New York	—	3,288	15,856	23	19,167	(753)	2002	May 2003	3 - 39 yrs.	100
Houston Westchase, Texas	—	2,336	12,460	69	14,865	(783)	1999	January 2003	3 - 39 yrs.	120
Houston, Texas	—	2,206	12,829	31	15,066	(467)	1999	October 2003	3 - 39 yrs.	153
Houston, Texas	—	2,357	10,894	15	13,266	(141)	2004	August 2004	3 - 39 yrs.	120
Houston, Texas	—	1,692	9,871	6	11,569	(126)	2004	August 2004	3 - 39 yrs.	100
Las Vegas, Nevada	—	6,342	36,170	400	42,912	(1,231)	1997	October 2003	3 - 39 yrs.	278
Lebanon, New Jersey	—	3,615	11,693	14	15,322	(568)	2003	August 2003	3 - 39 yrs.	125
Nashville, Tennessee	—	1,746	7,319	123	9,188	(379)	1986	June 2003	3 - 39 yrs.	168
Tampa, Florida	—	2,962	9,746	179	12,887	(500)	1999	September 2003	3 - 39 yrs.	95
Tucson, Arizona	—	1,777	10,520	—	12,297	(28)	2004	December 2004	3 - 39 yrs.	120
Tuscon, Arizona	—	3,120	9,514	183	12,817	(337)	1996	October 2003	3 - 39 yrs.	153
Westbury, New York	—	4,655	15,222	11	19,888	(583)	2003	December 2003	3 - 39 yrs.	140

	$4,646	$72,539	$315,988	$1,919	$390,446	$(13,018)				3,511

Investment in hotels at December 31, 2004, consisted of the following:

Land	$72,559,309
Building and improvements	301,131,118
Furniture, fixtures and equipment	16,756,250

390,446,677
Less: accumulated depreciation	(13,018,251)

Investments in hotel, net	$377,428,426

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. The per share estimated market value shall be deemed to be the offering price of the shares, which is currently $11.00 per share. This market valuation is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan, the Company is repurchasing shares at $11.00 from shareholders and the Company has not realized any decrease in the value of its assets. On December 31, 2004, there were approximately 13,800 beneficial shareholders of the Company’s common shares.

Distributions totaling $38.9 and $15.6 million were paid to shareholders during 2004 and 2003. Distributions were paid monthly and declared at a rate of $0.88 per share for the years ended December 31, 2004 and 2003. No distributions were made to the shareholders during 2002. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties and the acquisition of additional properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2004, 523,177 Units have been reinvested representing $5,754,946 in proceeds to the Company through the Plan.

Share Redemption Program

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. During the year ended December 31, 2004, the Company redeemed $8,433,335 representing 774,520 Units. These redemptions were funded through the Company’s Additional Share Option plan which was available through the end of the Company’s best efforts offering of Units and its Dividend Reinvestment Plan. Redemptions after December 31, 2004 will be funded primarily through the Company’s Dividend Reinvestment Program.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2004	342,853	$10.90	774,520	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company.

As of December 31, 2004 there were 70,628 options outstanding.

Series B Convertible Preferred Shares

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, all of which are owned by Glade M. Knight, the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation, each holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However the priority liquidation payment to the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of the Company’s assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

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

Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate, both operating properties and properties under construction, in which it has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, the Company assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, an impairment loss is recorded. To date, the Company has not recorded any impairment losses.

Projections of expected future cash flows require estimates of future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years that property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of real estate and net income.

Item 6:

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the years ended December 31, 2004 and 2003, and for the period September 20, 2002 through December 31, 2002. Certain data has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15(a), the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share and statistical data)	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period September 20, 2002 through December 31, 2002 (b)
Revenues:
Suite revenue	$83,588	$31,204	$—
Other revenue	6,672	1,926	—

Total revenue	90,260	33,130	—
Expenses:
Hotel expenses	50,926	17,977	—
Taxes, insurance and other	6,095	2,070	3
General and administrative	2,086	897	2
Depreciation	9,452	4,001	—
Interest and other expenses	(421)	33	—

Total expenses	68,138	24,978	5

Net income	$22,122	$8,152	$(5)

Per Share
Earnings per common share	$0.50	$0.46	$—
Distributions paid to common shareholders	$0.88	$0.88	$—
Weighted-average common shares outstanding -basic and diluted	44,524	17,686	—

Balance Sheet Data
Cash and cash equivalents	$38,630	$23,820	$3
Investment in hotels, net	$377,428	$320,897	$—
Total assets	$427,275	$354,079	$564
Notes payable-secured	$4,646	$4,705	$—
Shareholders’ equity	$421,624	$348,594	$(19)
Net book value per share	$9.28	$9.60	$—

Other Data
Cash flow from:
Operating activities	$30,955	$10,656	$(5)
Investing activities	$(66,993)	$(327,470)	$(3)
Financing activities	$50,848	$340,631	$(13)
Number of hotels owned at end of period	27	22	—
Average Daily Rate (ADR) (c)	$99	$91	$—
Occupancy	73%	73%	—
Revenue Per Available Room (REVPAR) (d)	$73	$66	$—

Funds From Operations Calculation
Net income	$22,122	$8,152	$(5)
Depreciation of real estate owned	9,168	3,850	—

Funds from operations (a)	$31,290	$12,002	$(5)

FFO per share	$0.70	$0.68	$—

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.
(c)	Room revenue divided by number of rooms sold.
(d)	ADR multiplied by occupancy.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission.

General

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 27 hotels within different markets in the United States. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003 and five hotels acquired during 2004. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The Company experienced a delay in its hotel acquisitions, due to delays in construction; therefore, it is anticipated that the Company will substantially complete its planned hotel acquisitions during 2005. As a result, the Company’s operating results have been below expectations. The performance of the hotels owned, have generally met expectations.

Hotels Owned

As of December 31, 2004, the Company owned the following 27 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	$12,000,000	120
Cypress	California	Residence Inn	May 2003	$19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	$12,300,000	127
Danbury	Connecticut	Springhill Suites	August 2003	$11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	$12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	$7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	$42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	$15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	$11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	$13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	$12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	$19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	$18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	$10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	$8,800,000	168
Addison	Texas	Courtyard	October 2003	$15,600,000	176
Harlingen	Texas	Courtyard	October 2003	$10,000,000	114
Houston	Texas	Courtyard	October 2003	$15,000,000	153
Houston	Texas	Courtyard	August 2004	$11,000,000	100
Houston	Texas	Residence Inn	August 2004	$13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	$10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	$11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	$11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	$14,300,000	120
Park Central	Texas	Residence Inn	October 2003	$13,900,000	139
Federal Way	Washington	Courtyard	September 2004	$16,900,000	160

				$380,000,000	3,511

Substantially all of the purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The purchase price also includes payment of a commission of 2% of the purchase price or a total of $7.6 million to Apple Suites Realty Group, Inc. (“ASRG”), an entity wholly-owned by the Company’s Chairman, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

Except for nine Marriott brand hotels that are managed by Western International, Inc. (“Western”), the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the years ended December 31, 2004 and 2003, the Company incurred approximately $425,163 and $49,727, respectively, in incentive management fees.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percentage of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. For the years ended December 31, 2004 and 2003, the Company incurred no incentive management fees. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were incurred during the years ended December 31, 2004 or 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. The terms of the management agreements and franchise agreements range from 15-20 years.

During the years ended December 31, 2004 and 2003, the Company incurred approximately $5.0 million and $1.7 million, respectively, in management and franchise fees associated with these agreements.

Results of Operations for Years 2004 and 2003

	Year ended December 31, 2004 and 2003 (in thousands, except statistical data)
	2004	POR	2003	POR	Percent change
Total revenues	$90,260	100%	$33,130	100%	172%
Hotel direct expenses	50,926	56%	17,977	54%	183%
Taxes, insurance and other expense	6,095	7%	2,070	6%	194%
General and administrative expense	2,086	2%	897	3%	133%

Depreciation	$9,452		$4,001		136%
Interest expense	404		550		(27)%

ADR	$99		$91		9%
Occupancy	73%		73%		—
REVPAR	$73		$66		11%

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations are for the 27 hotels acquired through December 31, 2004 for their respective periods owned. For the years ended December 31, 2004 and 2003, the Company had suite and room revenue and other revenue of $83.6 million and $6.7 million and $31.2 million and $1.9 million, respectively. For the years ended December 31, 2004 and 2003, the hotels achieved average occupancy of 73%, average daily rate or ADR of $99 and $91 and revenue per available room or RevPAR of $73 and $66, respectively. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The overall increase in revenue is due to a full year of operations in 2004 for 22 hotels acquired throughout 2003. The RevPAR increase reflects the mix of hotels owned in 2004 and the full ramp up of new hotels acquired in 2003.

Expenses

Expenses for the years ended December 31, 2004 and 2003 represented the expenses related to the 27 hotels purchased as of December 31, 2004 and their respective periods owned. The overall increase in expenses reflects the operations of 22 hotels held for a full year in 2004 that were acquired throughout 2004.

For the years ended December 31, 2004 and 2003, hotel operating expenses of the hotels totaled $50.9 and $18.0 million or 56% and 54% of revenue of the 27 hotels for their respective periods owned. The increase as a percentage of revenue is due to the mix of services provided by the hotels held in 2004 as compared to the hotels held in 2003.

General and administrative expense for the years ended December 31, 2004 and 2003 was $2.1 million and $896,833 or 2% and 3% of revenue of the 27 hotels for their respective periods owned. The Company anticipates this percentage to continue to decrease as the Company’s revenue grows. The principal components of general and administrative expense are advisory fees, legal, accounting and reporting expense.

Taxes, insurance, and other expense for the years ended December 31, 2004 and 2003 was $6.1 million and $2.1 million or 7% and 6% of revenue of the 27 hotels for their respective periods owned.

Depreciation expense for the years ended December 31, 2004 and 2003 was $9.5 million and $4.0 million, respectively. Depreciation expense represents expense of the Company’s 27 hotels and related personal property for their respective periods owned, and depreciation on the Company’s airplane.

Interest expense for the years ended December 31, 2004 and 2003 was $404,069 and $550,318, respectively. Interest expense in 2003 related to a $50 million dollar bridge loan, which bore interest based on LIBOR or prime rate, utilized to close fourth quarter hotel acquisitions. This bridge loan was repaid in full in December 2003. Interest expense also includes interest on the debt assumed with the Harlingen hotel acquisition in October 2003. The outstanding balance acquired was approximately $4.7 million with an 8.5% annual interest rate.

Results of Operations for Years 2003 and 2002

Since operations commenced on January 3, 2003, with the Company’s first acquisition, a comparison between years 2003 and 2002 results is not possible or meaningful. In general, the Company’s hotels performance met expectations for the short period held.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $7.6 million, which have been capitalized as a part of the purchase price of the hotels.

The Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. In turn AFA pays that total amount to Apple Suites Advisors. During the years ended December 31, 2004 and 2003, the Company incurred and paid approximately $1,031,359 and $296,435, respectively, under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight is also Chairman and CEO of Apple Hospitality Two, Inc., Apple REIT Six, Inc. and Cornerstone Realty Income Trust, Inc. The Company’s Board of Directors is the same as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

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

Compensation expense related to issuance of 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time as the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at December 31, 2004. The beneficial conversion feature at December 31, 2004, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

In June 2004, the Company transferred its rights under a purchase contract for a hotel in Redmond, Washington to Apple REIT Six, Inc. Apple REIT Six, Inc. has the same Chairman and CEO and Board of Directors as the Company. This transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions. The transfer was completed at no expense to the Company.

Liquidity and Capital Resources

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $2.4 million)	$7,068	$468	$936	$936	$4,728
Purchases	45,090	45,090	—	—	—

Total Commercial Commitments	$52,158	$45,558	$936	$936	$4,728

Cash and cash equivalents

Cash and cash equivalents totaled $38.6 million at December 31, 2004 and $23.8 million at December 31, 2003. The Company plans to use this cash for distributions to shareholders, debt service and to fund general corporate expenses.

Equity

The Company commenced operations effective January 3, 2003 with the Company’s first investor closing. The offering concluded on March 18, 2004.

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2004, 523,177 Units have been reinvested representing $5,754,946 in proceeds to the Company.

The Company has instituted a unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. For the year ended December 31, 2004, the Company redeemed $8,433,335, representing 774,520 Units. These redemptions were funded through the Company’s Additional Share Option plan which was available through the end of the Company’s best efforts offering of Units and the Dividend Reinvestment Plan.

Capital Requirements and Resources

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate in 2004 and 2003 was at an annual rate of $.88 per Unit outstanding and was paid monthly. The Company’s distributions included a return of capital based on the Company’s earnings and profits. Although the Company anticipates earnings for a full year of operations to allow the Company to continue its current distribution payment policy, there can be no assurance that the Company will continue its current distribution amount or that it will be completely funded from operations.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of approximately 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2004 and 2003, the Company held $4.7 million and $3.1 million, respectively, in reserve.

The Company has contracts to purchase two additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $45 million. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. All of the properties are anticipated to close in 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The properties are located in Texas and Virginia and will be similar to the properties currently owned by the Company.

In general, the Company expects capital resources to be adequate to meet its cash requirements in 2005.

Subsequent Events

During January 2005, the Company paid distributions in the amount of $3,330,804. Of that amount, $2,356,518 was paid out in cash dividends and $974,286 was reinvested into additional Units of the Company.

During February 2005, the Company paid distributions in the amount of $3,312,257. Of that amount, $2,336,508 was paid out in cash dividends and $975,749 was reinvested into additional Units of the Company.

During January 2005, the Company redeemed 341,488 Units representing approximately $3.7 million, under its Share Redemption Program.

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

Impairment Losses Policy

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the sum of the undiscounted cash flows estimated to be generated by the respective properties are less than the properties’ carrying amounts. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, real estate assets acquired do not have in-place leases as lease terms for hotel properties are very short term in nature. None of the purchase price has been allocated to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than July 1, 2005 by the Company. The Company is currently analyzing the impact of the new statement.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2004, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk. The Company will be exposed to changes in short term money market rates as it invests the proceeds from sale of Units pending use in acquisitions. Based on the Company’s cash invested at December 31, 2004, or $38.6 million, every 100 basis points change in interest rates will impact the Company’s net income by $386,000, all other factors remaining the same. Cash invested pending acquisitions will vary substantially during the coming year based on the timing of acquisitions.

Item 8. Financial Statements and Supplementary Data

Report of Management

on Internal Control over Financial Reporting

March 4, 2005

To the Shareholders

Apple Hospitality Five, Inc.

Management of Apple Hospitality Five, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Apple Hospitality Five, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control over Financial Reporting”, that Apple Hospitality Five, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple Hospitality Five, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Apple Hospitality Five, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple Hospitality Five, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Hospitality Five, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years ended December 31, 2004 and 2003, and for the period from September 20, 2002 (initial capitalization) through December 31, 2002, and our report dated March 4, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Hospitality Five, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Five, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Five, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period September 20, 2002 (initial capitalization) through December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple Hospitality Five, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 4, 2005

Apple Hospitality Five, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Investment in hotels, net of accumulated depreciation of $13,018 and $3,850, respectively	$377,428	$320,897
Cash and cash equivalents	38,630	23,820
Restricted cash-furniture, fixtures and other escrows	4,874	3,385
Due from third party manager, net	2,459	1,610
Other assets, net	3,884	4,367

TOTAL ASSETS	$427,275	$354,079

LIABILITIES
Notes payable-secured	$4,646	$4,705
Accounts payable and accrued expenses	1,005	780

TOTAL LIABILITIES	5,651	5,485

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,419,676 and 36,299,595 shares, respectively	—	—
Class B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,419,676 and 36,299,595 shares, respectively	445,825	355,989
Distributions greater than net income	(24,225)	(7,419)

TOTAL SHAREHOLDERS’ EQUITY	421,624	348,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$427,275	$354,079

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2004	Year ended December 31, 2003	For the period September 20, 2002 through December 31, 2002
Revenues:
Suite revenue	$83,588	$31,204	$—
Other revenue	6,672	1,926	—

Total revenue	90,260	33,130	—

Expenses:
Operating expense	23,533	8,061	—
Hotel administrative expense	7,884	2,872	—
Sales and marketing	6,263	2,305	—
Utilities	3,942	1,435	—
Repair & maintenance	4,268	1,583	—
Franchise fees	1,325	477	—
Management fees	3,711	1,244	—
Taxes, insurance and other	6,095	2,070	3
General and administrative	2,086	897	2
Depreciation expense	9,452	4,001	—

Total expenses	68,559	24,945	5

Operating income	21,701	8,185	(5)

Interest income	825	517	—
Interest expense	(404)	(550)	—

Net income (loss)	$22,122	$8,152	$(5)

Basic and diluted income (loss) per common share	$0.50	$0.46	$—

Weighted average shares outstanding—basic and diluted	44,524	17,686	—
Distributions declared per common share	$0.88	$0.88	$—

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock		Class B Convertible Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Initial capitalization at September 20, 2002	—	$—	—	$—	$—	$—

Issuance of Series B preferred convertible shares	—	—	240	24	—	24
Net (loss)	—	—	—	—	(5)	(5)

Balance at December 31, 2002	—	—	240	24	(5)	19

Net proceeds from the sale of common shares	36,300	355,989	—	—	—	355,989
Net income	—	—	—	—	8,152	8,152
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(15,566)	(15,566)

Balance at December 31, 2003	36,300	355,989	240	24	(7,419)	348,594

Net proceeds from the sale of common shares	9,372	92,514	—	—	—	92,514
Common shares issued through reinvestment of distributions	523	5,755	—	—	—	5,755
Common shares redeemed	(775)	(8,433)	—	—	—	(8,433)
Net income	—	—	—	—	22,122	22,122
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(38,928)	(38,928)

Balance at December 31, 2004	45,420	$445,825	240	$24	$(24,225)	$421,624

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2004	Year ended December 31, 2003	For the period September 20, 2002 through December 31, 2002
Cash flow from (used in) operating activities:
Net income (loss)	$22,122	$8,152	$(5)
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation	9,452	4,001	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(747)	(1,610)	—
Debt service and other escrows	37	(249)	—
Other assets	(110)	803	—
Accrued expenses	201	(441)	—

Net cash provided by (used in) operating activities	30,955	10,656	(5)

Cash flow used in investing activities:
Cash paid in acquisition of hotels	(65,175)	(320,899)	—
Acquisition of other asset	—	(3,342)	—
(Increase) Decrease in cash paid for future acquisitions	322	(1,300)	(3)
Capital improvements	(1,043)	(1,364)	—
Net increase in cash restricted for property improvements	(1,097)	(565)	—

Net cash used in investing activities	(66,993)	(327,470)	(3)

Cash flow from (used in) financing activities
Net proceeds from issuance of common stock	98,269	356,429	(231)
Redemptions of common stock	(8,433)	—	—
Repayment of secured notes payable	(60)	(14)	—
Principal payments on line of credit	—	(218)	218
Cash distributions paid to shareholders	(38,928)	(15,566)	—

Net cash provided by (used in) financing activities	50,848	340,631	(13)
Increase (decrease) in cash and cash equivalents	14,810	23,817	(21)

Cash and cash equivalents, beginning of period	23,820	3	24

Cash and cash equivalents, end of period	$38,630	$23,820	$3

Supplement information:
Interest paid	$370	$550	$—

Non-cash transactions:
Other assets and escrows assumed in acquisitions	$543	$2,389	$—
Other liabilities assumed in acquisitions	$24	$959	$—
Notes payable-secured assumed in acquisitions	$—	$4,720	$—

Note: The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Five, Inc. (the “Company”) is a Virginia corporation, formed on September 20, 2002, with the first investor closing under its ongoing best-efforts offering commencing on January 3, 2003. The offering concluded on March 18, 2004. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

The Company owns 27 hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessee”).

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

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, with the aggregate cost of the group purchase being at least $750, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. We generally do not acquire real estate assets that have in-place leases as lease terms for hotel properties are very short term in nature. We have not allocated any purchase price to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts are not considered material.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Offering Costs

As of December 31, 2004, the Company had incurred $51.5 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. The first closing of Units occurred on January 3, 2003 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $44,999,999. The offering concluded on March 18, 2004.

Comprehensive Income

The Company recorded no comprehensive income for the years ended December 31, 2004 and 2003 and for the period from September 20, 2002 through December 31, 2002.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect at December 31, 2004, 2003 or 2002; therefore, basic and diluted earnings per share were equal for the periods presented. Series B convertible preferred shares are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares (see Note 4).

Federal Income Taxes

As a REIT, the Company receives a deduction for its distributions to shareholders and is required to distribute 90% of its earnings and profits. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The Company’s distributions are taxable to its shareholders to the extent the distribution is characterized as ordinary income. The characterization of 2004 distributions of $0.88 per share for tax purposes was 73% ordinary income and 27% return of capital and 2003 distributions of $0.88 per share for tax purposes was 52% ordinary income and 48% return of capital, (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a financial reporting and taxable loss for the years ended December 31, 2004, 2003, and for the period from September 20, 2002 through December 31, 2002, and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. The total net operating loss carry-forward for federal income tax purposes was approximately $3.0 million at December 31, 2004. There are no material differences between the book and tax basis of the Company’s assets.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Notes to Consolidated Financial Statements—(Continued)

Stock Incentive Plans

The Company elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. As discussed in Note 5, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“FASB 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant and other criteria are met, no compensation expense is recognized.

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than July 1, 2005 by the Company. The Company is currently analyzing the impact of the new statement.

Note 2

Investments in Hotels

At December 31, 2004, the Company owned 27 hotels which were acquired during 2004 and 2003. Twenty-one of the hotels are Marriott brands of which 11 are Residence Inn by Marriott, eight of the hotels are Courtyard by Marriott, one hotel is a Marriott Suites and one hotel is a Springhill Suites. The other six are Hilton brand hotels of which four are Homewood Suites by Hilton and two are Hilton Garden Inns. The hotels are located in several states.

Investment in hotels consisted of the following:

	2004	2003
Land	$72,559,309	$60,732,223
Building and Improvements	301,131,118	250,560,834
Furniture, Fixtures and Equipment	16,756,250	13,454,285

	390,446,677	324,747,342
Less Accumulated Depreciation	(13,018,251)	(3,849,963)

Investments in Hotels, net	$377,428,426	$320,897,379

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2004, the Company owned the following 27 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	$12,000,000	120
Cypress	California	Residence Inn	May 2003	$19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	$12,300,000	127
Danbury	Connecticut	Springhill Suites	August 2003	$11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	$12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	$7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	$42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	$15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	$11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	$13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	$12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	$19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	$18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	$10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	$8,800,000	168
Addison	Texas	Courtyard	October 2003	$15,600,000	176
Harlingen	Texas	Courtyard	October 2003	$10,000,000	114
Houston	Texas	Courtyard	October 2003	$15,000,000	153
Houston	Texas	Courtyard	August 2004	$11,000,000	100
Houston	Texas	Residence Inn	August 2004	$13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	$10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	$11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	$11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	$14,300,000	120
Park Central	Texas	Residence Inn	October 2003	$13,900,000	139
Federal Way	Washington	Courtyard	September 2004	$16,900,000	160

				$380,000,000	3,511

Substantially all of the purchase price for all of the hotels was funded by the Company’s ongoing best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its ongoing offering to pay 2% of the gross purchase price for these hotels, which equals approximately $7.6 million, as a commission to ASRG, an entity wholly-owned by the Company’s Chairman, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

In conjunction with the acquisition of the eight operating hotels in October 2003, the Company assumed debt with the Harlingen hotel in the approximate amount of $4,850,000 which is secured by a first mortgage on the hotel. The loan matures on June 1, 2011. As of December 31, 2004, the outstanding principal balance for this

Notes to Consolidated Financial Statements—(Continued)

loan was approximately $4.6 million. The annual interest rate is 8.5% and payments of principal and interest are due in monthly installments. The amount due each month is $39,053. The loan is amortized for a period of twenty-five years and a balloon payment in the amount of $4,063,597 is due on June 1, 2011. At the request of the lender, the Company formed new subsidiaries to serve as the owner and lessee for this hotel, and caused these subsidiaries to be “special purpose entities.” To qualify as special purpose entities, these subsidiaries have organizational documents that impose certain requirements on them while the loan is outstanding. In particular, these subsidiaries must maintain separate legal identities and must limit their activities to dealing with the hotel that secures the loan.

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

The aggregate amounts of principal payable under the Company’s promissory note, for the five years subsequent to December 31, 2004 are as follows:

2005	$71,058
2006	77,429
2007	84,372
2008	90,829
2009	100,082
Thereafter	4,221,965

$4,645,735

The Company entered into a standby letter of credit on November 13, 2003 in the amount of $8.4 million. The letter of credit is security for land the Company has committed to purchase. The letter of credit expires with the purchase, by the Company, of the property or on March 31, 2006, whichever occurs first, and can only be drawn on upon a default under the purchase agreement by the Company.

Note 4

Shareholders’ Equity

The Company concluded its on-going best efforts offering on March 18, 2004. The Company registered its Units (each Unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed with the Securities and Exchange Commission on December 3, 2002. The Company began its best-efforts offering of its Units, no par value, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter was David Lerner Associates, Inc. All of the Units were sold for the Company’s account.

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

Notes to Consolidated Financial Statements—(Continued)

The Company currently has 240,000 Series B convertible preferred shares issued and outstanding, which are owned by the Company’s Chairman and Chief Executive Officer. There are no dividends payable on the Series B convertible preferred shares. Holders of more than two-thirds of the Series B convertible preferred shares must approve any proposed amendment to the Articles of Incorporation that would adversely affect the Series B convertible preferred shares. Upon liquidation of the Company, the holder of the Series B convertible preferred shares is entitled to a priority liquidation payment. However, the priority liquidation payment to the holder of the Series B convertible preferred shares is junior to the holders of the Series A preferred shares distribution rights. The holder of a Series B convertible preferred share is entitled to a liquidation payment of $11 per number of common shares into which each Series B convertible preferred share would convert. In the event that the liquidation of the Company’s assets results in proceeds that exceed the distribution rights of the Series A preferred shares and the Series B convertible preferred shares, the remaining proceeds will be distributed between the common shares and the Series B convertible preferred shares, on an as converted basis. The Series B convertible preferred shares are convertible into Units upon and for 180 days following the occurrence of either of the following events: (1) substantially all of the Company’s assets, stock or business is transferred as a going concern, whether through exchange, merger, consolidation, lease, share exchange or otherwise, other than a sale of assets in liquidation, dissolution or winding up of the Company’s business; or (2) the Company’s common shares are listed on any securities exchange or quotation system or in any established market.

Upon the occurrence of either triggering event and for purposes of determining the liquidation payment due to each holder of a Series B convertible preferred share, each Series B convertible preferred share is convertible into 12.11423 Units. No additional consideration is due upon the conversion of the Series B convertible preferred shares.

Compensation expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at December 31, 2004. The beneficial conversion feature at December 31, 2004, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2004, 523,177 Units have been reinvested representing $5,754,946 in proceeds to the Company through the plan.

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share

Notes to Consolidated Financial Statements—(Continued)

redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. For the year ended December 31, 2004, the Company redeemed $8,433,335, representing 774,520 Units. These redemptions were funded through the Company’s Additional Share Option plan which was available through the end of the Company’s best efforts offering of Units and its Dividend Reinvestment Plan.

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

Note 5

Stock Incentive Plans

On January 2, 2003, the Board of Directors approved a Non-Employee Directors Stock Option Plan (the “Directors Plan”) whereby directors, who are not employees of the Company or affiliates, automatically receive options to purchase stock for five years from the adoption of the plan. Under the Directors Plan, the number of Units authorized for issuance is equal to 45,000 plus 1.8% of the number of Units sold in excess of 4,761,905 Units. This plan currently relates to the initial public offering of 45,670,995 Units; therefore, the maximum number of Units authorized under the Directors Plan is currently 781,364. The options expire 10 years from the date of grant.

On January 2, 2003, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. The maximum number of Units that can be issued under the Incentive Plan is 1,927,045. As of December 31, 2004, no options have been issued under the plan.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In 2004, the Company granted 36,388 options to purchase shares under the

Notes to Consolidated Financial Statements—(Continued)

Directors Plan and granted no options under the Incentive Plan. In 2003, the Company granted 34,240 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. Activity in the Company’s share option plan during 2004 and 2003 is summarized in the following table:

	2004	2003
Outstanding, beginning of year:	34,240	—
Granted	36,388	34,240
Exercised	—	—
Expired or canceled	—	—

Outstanding, end of year:	70,628	34,240

Exercisable, end of year:	70,628	34,240

The weighted-average exercise price:	$11.00	$11.00

The following information about stock-based compensation costs reconciles the difference of accounting for stock-based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123.

(000’s)	Year ended December 31, 2004	Year ended December 31, 2003
Net income, as reported	$22,122	$8,152
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	40	15

Pro forma net income as if the fair value method had been applied to all option grants	$22,082	$8,137

Earnings per common share:
Basic and diluted-as reported	$0.50	$0.46
Basic and diluted-pro forma	$0.50	$0.46

*	All options issued to date have been 100% vested upon issuance.

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 4.14% and 4.06%; expected volatility of approximately 0.272 and 0.244, expected dividend yields of 8% and 8% and expected life of approximately 10 years. Fair value of options granted was $1.10 for 2004 and $0.43 for 2003, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 6

Management Agreements

Except for nine Marriott brand hotels that are managed by Western International, Inc. (“Western), the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and

Notes to Consolidated Financial Statements—(Continued)

proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the years ended December 31, 2004 and 2003, the Company incurred approximately $425,163 and $49,727, respectively, in incentive management fees.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. For the years ended December 31, 2004 and 2003, the Company incurred no incentive management fees. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Incentive management fees are calculated, for certain properties, on the basis of operating profit of the hotels. No incentive management fees were incurred during the years ended December 31, 2004 or 2003. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. The terms of the management agreements and franchise agreements range from 15 to 20 years.

During the years ended December 31, 2004 and 2003, the Company incurred approximately $5.0 million and $1.7 million, respectively, associated with these agreements.

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $7.6 million, which have been capitalized as a part of the purchase price of the hotels.

The Company also contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. In turn AFA pays that total amount to Apple Suites Advisors. During the years ended December 31, 2004 and 2003, the Company incurred and paid approximately $1,031,359 and $296,435, respectively, under this agreement, which are included in general and administrative expense.

Notes to Consolidated Financial Statements—(Continued)

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

Mr. Knight also serves as the Chairman and Chief Executive Officer of Cornerstone Realty Income Trust, Inc., an apartment REIT, Apple Hospitality Two, Inc., a hospitality REIT, and Apple REIT Six, Inc., a diversified REIT. Apple Hospitality Two, Inc. and Apple REIT Six, Inc. also have the same Board of Directors as the Company.

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2004 and 2003 is presented as if the acquisitions of the 27 hotels occurred on January 1, 2003. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods.

(In thousands, except per share data)	Year ended December 31, 2004	Year ended December 31, 2003
Hotel revenues	$94,987	$75,454
Net income	$23,341	$14,871
Net income per share basic and diluted	$0.52	$0.46

The pro forma information reflects adjustments for actual revenues and expenses of the 27 hotels acquired in 2004 and 2003 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; and (3) common stock raised during 2004 and 2003 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2003.

Note 9

Other Assets

On July 17, 2003, the Company, through a wholly-owned subsidiary, Apple Hospitality Air, LLC, purchased a Lear jet. The jet is used mainly for acquisition and renovation due diligence trips and is leased to third parties at market rates. The purchase price was approximately $3.3 million with a salvage value of $330,000. The asset is depreciated on a straight-line basis over a useful life of 10 years. As of December 31, 2004 and 2003, the Company recorded depreciation expense in the amount of approximately $284,000 and $151,000.

Note 10

Commitments

The Company is under contract for two additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $45 million. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. All of the properties are anticipated to close in 2005. It is anticipated substantially all of the purchase price will be paid from cash on hand. The properties are located in Texas and Virginia and will be similar to the properties currently owned by the Company.

Notes to Consolidated Financial Statements—(Continued)

Note 11

Subsequent Events

During January 2005, the Company paid distributions in the amount of $3,330,804. Of that amount, $2,356,518 was paid out in cash dividends and $974,286 was reinvested into additional Units of the Company.

During February 2005, the Company paid distributions in the amount of $3,312,257. Of that amount, $2,336,508 was paid out in cash dividends and $975,749 was reinvested into additional Units of the Company.

During January 2005, the Company redeemed 341,488 Units representing approximately $3.7 million, under its Share Redemption Program.

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

Note 13

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2004 and 2003, in thousands, except per share data:

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$21,668	$22,306	$23,158	$23,128
Net income	$5,941	$5,786	$5,693	$4,702
Basic and diluted earnings per common share	$0.15	$0.13	$0.13	$0.09
Distributions paid per share	$0.22	$0.22	$0.22	$0.22

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,711	$4,699	$9,629	$17,091
Net income	$427	$1,709	$3,097	$2,919
Basic and diluted earnings per common share	$0.07	$0.15	$0.16	$0.08
Distributions paid per share	$0.22	$0.22	$0.22	$0.22

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

See Item 8 for the Report of Management on Internal Control over Financial Reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the Company’s directors and executive officers, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 11. Executive Compensation

For information with respect to the Company’s executive compensation, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder

Matters

For information with respect to the Company’s security ownership of certain beneficial owners and management related shareholder matters, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information with respect to the Company’s certain relationships and related transactions, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information with respect to the Company’s principal accountant fees and services, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

For information with respect to the Company’s pre-approval policies for audit and non-audit services, see the information in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders, which information is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements of Apple Hospitality Five, Inc.

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and for the period from September 20, 2002 (initial capitalization) through December 31, 2002

Notes to Consolidated Financial Statements

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report.)

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report available at www.sec.gov.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2004

(In thousands)

		Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E
Description	Encumbrances	Land	Bldg./FF&E		Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
Albuquerque, New Mexico	$—	$1,111	$12,214	$126	$13,451	$(836)	2001	February 2003	3 - 39 yrs.	151
Baton Rouge, Louisiana	—	1,553	5,734	336	7,623	(375)	1999	February 2003	3 - 39 yrs.	115
Brownsville, Texas	—	1,944	9,426	5	11,375	(391)	2000	October 2003	3 - 39 yrs.	102
Cleveland/Solon, Ohio	—	2,446	7,996	84	10,526	(420)	2002	September 2003	3 - 39 yrs.	86
Colorado Springs, Colorado	—	1,447	11,237	88	12,772	(711)	2000	February 2003	3 - 39 yrs.	127
Cranbury, New Jersey	—	2,432	9,017	23	11,472	(472)	2002	May 2003	3 - 39 yrs.	108
Cypress, California	—	4,108	15,449	15	19,572	(878)	2002	May 2003	3 - 39 yrs.	155
Dallas/Addison, Texas	—	2,992	12,669	56	15,717	(517)	2000	October 2003	3 - 39 yrs.	176
Dallas/DFW Airport, Texas	—	2,138	9,051	3	11,192	(364)	2001	October 2003	3 - 39 yrs.	100
Dallas/Park Central, Texas	—	3,248	11,043	5	14,296	(470)	2001	October 2003	3 - 39 yrs.	139
Danbury, Conneticutt	—	1,649	10,160	13	11,822	(505)	2002	August 2003	3 - 39 yrs.	106
Federal Way, Washington	—	3,535	13,281	11	16,827	(133)	1999	September 2004	3 - 39 yrs.	160
Franklin, New Jersey	—	2,821	10,677	15	13,513	(527)	2002	May 2003	3 - 39 yrs.	108
Ft. Worth, Texas	—	2,486	8,244	69	10,799	(257)	2004	March 2004	3 - 39 yrs.	92
Harlingen, Texas	4,646	2,533	7,696	16	10,245	(266)	1995	October 2003	3 - 39 yrs.	114
Hauppage, New York	—	3,288	15,856	23	19,167	(753)	2002	May 2003	3 - 39 yrs.	100
Houston Westchase, Texas	—	2,336	12,460	69	14,865	(783)	1999	January 2003	3 - 39 yrs.	120
Houston, Texas	—	2,206	12,829	31	15,066	(467)	1999	October 2003	3 - 39 yrs.	153
Houston, Texas	—	2,357	10,894	15	13,266	(141)	2004	August 2004	3 - 39 yrs.	120
Houston, Texas	—	1,692	9,871	6	11,569	(126)	2004	August 2004	3 - 39 yrs.	100
Las Vegas, Nevada	—	6,342	36,170	400	42,912	(1,231)	1997	October 2003	3 - 39 yrs.	278
Lebanon, New Jersey	—	3,615	11,693	14	15,322	(568)	2003	August 2003	3 - 39 yrs.	125
Nashville, Tennessee	—	1,746	7,319	123	9,188	(379)	1986	June 2003	3 - 39 yrs.	168
Tampa, Florida	—	2,962	9,746	179	12,887	(500)	1999	September 2003	3 - 39 yrs.	95
Tucson, Arizona	—	1,777	10,520	—	12,297	(28)	2004	December 2004	3 - 39 yrs.	120
Tuscon, Arizona	—	3,120	9,514	183	12,817	(337)	1996	October 2003	3 - 39 yrs.	153
Westbury, New York	—	4,655	15,222	11	19,888	(583)	2003	December 2003	3 - 39 yrs.	140

	$4,646	$72,539	$315,988	$1,919	$390,446	$(13,018)				3,511

	2004		2004
Real estate owned:		Accumulated depreciation:
Balance as of January 1	$324,747	Balance as of January 1	$3,850
Acquisition	64,350	Depreciation expense	9,168
Improvements	1,349

Balance at December 31	$390,446	Balance at December 31	$13,018

(1)	The cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY FIVE, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2005
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 9, 2005
Bryan Peery, Chief Accounting Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2005
Glade M. Knight, Director

By:	/s/ LISA B. KERN	Date: March 9, 2005
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 9, 2005
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: March 9, 2005
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 9, 2005
Robert M. Wily, Director

Exhibit Index

Exhibit Number	Description
1.1	Agency Agreement dated as of December 11, 2002 by and between David Lerner Associates, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

1.2	Escrow Agreement dated as of December 11, 2002 by and among David Lerner Associates, Inc., Wachovia Bank, National Association and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 1.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

2.1	Purchase Contract dated as of December 18, 2002 by and between Westel Properties II, Ltd., Apple Suites Realty Group, Inc., and, to the extent provided therein, joined in by W.I. Realty I, L.P. (as subsequently assigned by Apple Suites Realty Group, Inc. to AHF Houston Westchase Limited Partnership) (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

2.2	Agreement of Sale dated as of February 26, 2003 between Promus Hotels, Inc., Promus Hotels Florida, Inc. and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.3	Agreement (regarding Agreement of Sale (Dated as of February 26, 2003 between Apple Suites Realty Group, Inc., Apple Hospitality Five, Inc. and AHF Baton Rouge Limited Partnership (Incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.4	Purchase and Sale Agreement dated as of May 23, 2003 between Residence Inn By Marriott, Inc. and Apple Hospitality Five, Inc. regarding a hotel in Cypress (Los Alamitos), California. (Incorporated by reference to Exhibit 2.4 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.5	Purchase Contract dated as of April 1, 2003 between Briad Lodging Group Hauppauge, L.L.C., Briad Lodging Group Franklin, L.L.C., and Briad Lodging Group Cranbury, L.L.C. (as Seller) and Apple Hospitality Five, Inc. (as Buyer) regarding hotels in Somerset and Cranbury, New Jersey and Hauppage, New York. (Incorporated by reference to Exhibit 2.5 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.6	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 17, 2003 between WBL II Real Estate Limited Partnership and Apple Hospitality Five, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 2.6 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.1	Advisory Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.2	Subcontract and Assignment Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Suites Advisors, Inc. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

Exhibit Number	Description
10.3	Property Acquisition/Disposition Agreement dated as of January 3, 2003 between Apple Suites Realty Group, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.4	2003 Incentive Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

10.5	2003 Non-employee Directors Stock Option Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

10.6	Hotel Lease Agreement effective as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, and AHF Services Limited Partnership, as Lessee. (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.7	Management Agreement dated as of April 8, 1996 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager (as amended). (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.8	First Amendment to Management Agreement dated as of October 8, 1997 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.9	Assignment, Assumption and Amendment of Management Agreement dated as of January 3, 2003 by and among Westel Properties II, Ltd., as Assignor, AHF Services Limited Partnership, as Assignee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.10	Owner Agreement dated as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, AHF Services Limited Partnership, as Lessee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.11	Management Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.12	Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.13	Guarantee of Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. for the benefit of Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.14	Master Hotel Lease Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. and Apple Hospitality Five Management, Inc. regarding Homewood Suites® hotels in Colorado and New Mexico. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

Exhibit Number	Description
10.15	Schedule setting forth information on two substantially identical Management Agreements (substantially identical to Exhibit 10.1 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.16	Schedule setting forth information on two substantially identical Franchise License Agreements (substantially identical to Exhibit 10.2 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.17	Schedule setting forth information on two substantially identical Guarantees of Franchise License Agreements (substantially identical to Exhibit 10.3 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.18	Schedule setting forth information on a substantially identical Hotel Lease Agreement regarding Homewood Suites® hotel in Louisiana (substantially identical to Exhibit 10.4 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.19	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.20	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.20-A to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.21	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.20-B to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.22	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated by reference to Exhibit 10.20-C to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.23	Escrow Agreement dated as of April 1, 2003 among Briad Lodging Group Somerset, LLC, Briad Lodging Group Wallingford, LLC, Briad Development West, LLC, Briad Development East, LLC, Briad Restaurant Group, LLC, Apple Hospitality Five, Inc. and LandAmerica – Dallas National Division. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.24	Owner Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.25	Schedule setting forth information on five hotels (located in California, New Jersey, New York and Tennessee) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003). (Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

Exhibit Number	Description
10.26	Management Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.27	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.28	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.29	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.30	Amended and Restated Management Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.31	Schedule setting forth information on four hotels (located in Connecticut, Florida, New Jersey and Ohio) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.32	Schedule setting forth information on nine substantially identical Hotel Lease Agreements (substantially identical to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No.333-100044) filed on March 13, 2003). (Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the registrant’s registration statement on Form S-11 filed December 23, 2003).

10.33	Hotel Lease Agreement, effective as of December 15, 2004, between Apple Hospitality Five, Inc., and Apple Hospitality Five Management, Inc. regarding property in Tucson, Arizona (FILED HEREWITH).

21.1	Subsidiaries of Apple Hospitality Five, Inc. (FILED HEREWITH)

23.1	Consent of Ernst & Young LLP (FILED HEREWITH)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.