Form 10-Q
period 2005-03-31
APPLE HOSPITALITY FIVE INC
filed 2005-05-05
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

At May 1, 2005, there were 45,125,380 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

This Quarterly report on Form 10-Q includes references to certain trademarks or servicemarks. Springhill Suites®, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. The Homewood Suites® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. For convenience, the applicable trademark or servicemark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Investment in hotels, net of accumulated depreciation of $15,593 and $13,018, respectively	$375,132	$377,428
Cash and cash equivalents	34,282	38,630
Restricted cash-furniture, fixtures and other escrows	5,187	4,874
Due from third party manager, net	5,396	2,459
Other assets, net	3,845	3,884

TOTAL ASSETS	$423,842	$427,275

LIABILITIES
Notes payable-secured	$4,627	$4,646
Accounts payable and accrued expenses	1,093	1,005

TOTAL LIABILITIES	5,720	5,651

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,343,624 and 45,419,676 shares, respectively	—	—
Class B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,343,624 and 45,419,676 shares, respectively	445,009	445,825
Distributions greater than net income	(26,911)	(24,225)

TOTAL SHAREHOLDERS’ EQUITY	418,122	421,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$423,842	$427,275

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Revenues:
Suite revenue	$25,051	$19,929
Other revenue	1,858	1,739

Total revenue	26,909	21,668

Expenses:
Operating expense	6,538	5,317
Hotel administrative expense	2,276	1,814
Sales and marketing	1,708	1,356
Utilities	1,118	974
Repair & maintenance	1,288	1,000
Franchise fees	426	279
Management fees	1,390	1,058
Taxes, insurance and other	1,664	1,428
General and administrative	609	364
Depreciation expense	2,642	2,205

Total expenses	19,659	15,795

Operating income	7,250	5,873

Interest income	124	169
Interest expense	(98)	(101)

Net income	$7,276	$5,941

Basic and diluted income per common share	$0.16	$0.15

Weighted average shares outstanding - basic and diluted	45,283	40,606

Distributions declared per common share	$0.22	$0.22

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2005	Three months ended March 31, 2004
Cash flow from (used in) operating activities:
Net income	$7,276	$5,941
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation	2,642	2,205
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,632)	(2,138)
Debt service and other escrows	57	166
Other assets	(29)	(170)
Accrued expenses	88	(489)

Net cash provided by operating activities	7,402	5,515

Cash flow used in investing activities:
Cash paid in acquisition of hotels	—	(10,727)
Cash paid for future acquisitions	—	(773)
Capital improvements	(584)	(214)
Net increase in cash restricted for property improvements	(369)	(380)

Net cash used in investing activities	(953)	(12,094)

Cash flow from (used in) financing activities
Net proceeds from issuance of common stock	2,919	92,578
Redemptions of common stock	(3,735)	—
Repayment of secured notes payable	(19)	(11)
Principal payments on line of credit	—	—
Cash distributions paid to shareholders	(9,962)	(8,933)

Net cash provided by (used in) financing activities	(10,797)	83,634

Increase (decrease) in cash and cash equivalents	(4,348)	77,055

Cash and cash equivalents, beginning of period	38,630	23,820

Cash and cash equivalents, end of period	$34,282	$100,875

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company owns 27 hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessees”).

Comprehensive Income

The Company recorded no comprehensive income for the three months ended March 31, 2005 and 2004.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the three months ended March 31, 2005 and 2004, and no options were issued during these periods.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. The Series B convertible preferred shares are not convertible based on market conditions, therefore, they are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Summary of Significant Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than January 1, 2006 by the Company. The Company is currently analyzing the impact of the new statement.

Note 2

Investments in Hotels

The Company owned 27 hotels as of March 31, 2005. Five of the hotels were acquired after the first quarter of 2004 (none in 2005). The Company is under contract for two remaining hotels that are under development. The estimated purchase price upon completion is approximately $45 million. The contracts are subject to normal due diligence and no assurance can be given that the purchases will be consummated. The properties are anticipated to close in the second quarter of 2005.

Note 3

Shareholders’ Equity

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2005, the Company redeemed 341,488 Units in the amount of $3,735,686 under the plan.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the Program. As of March 31, 2005, 788,614 Units have been reinvested representing $8,674,750 in proceeds to the Company.

Compensation expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at March 31, 2005. The beneficial conversion feature at March 31, 2005, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

Note 4

Related Parties

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to Apple Suites Advisors. During the three months ended March 31, 2005 and 2004, the Company incurred and paid advisory and other reimbursable expenses of approximately $380,000 and $169,000, respectively, under this agreement, which are included in general and administrative expense. AFA is 100% owned by Mr. Glade M. Knight, Chairman and Chief Executive Officer of Apple Hospitality Five, Inc.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple Suites Realty Group which provides brokerage services to the Company. The Company also has the same Board of Directors as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

Note 5

Subsequent Events

In April 2005, the Company declared and paid approximately $3.3 million, or $.073 per share, in distributions to its common shareholders of record on March 31, 2005, of which $1.0 million or 88,144 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2005, the Company also redeemed 306,389 Units representing approximately $3.4 million, under the Company’s share redemption plan.

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

General

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 27 hotels within different markets in the United States. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003, and five hotels acquired during 2004. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The performance of the hotels for the period owned have generally met expectations.

	Three months ended March 31, 2005 and 2004
(in thousands)	2005	POR	2004	POR	Percent change
Total revenues	$26,909	100%	$21,668	100%	24%
Hotel direct expenses	14,744	55%	11,798	54%	25%
Taxes, insurance and other expense	1,664	6%	1,428	7%	17%
General and administrative	609	2%	364	2%	67%
Depreciation	2,642	10%	2,205	10%	20%
ADR	$106		$104		2%
Occupancy	74%		72%		3%
REVPAR	$79		$75		5%

Hotels Owned

As of March 31, 2005, the Company owned the following 27 hotel properties:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	$12,000,000	120
Cypress	California	Residence Inn	May 2003	$19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	$12,300,000	127
Danbury	Connecticut	Springhill Suites	August 2003	$11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	$12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	$7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	$42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	$15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	$11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	$13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	$12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	$19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	$18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	$10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	$8,800,000	168
Addison	Texas	Courtyard	October 2003	$15,600,000	176
Harlingen	Texas	Courtyard	October 2003	$10,000,000	114
Houston	Texas	Courtyard	October 2003	$15,000,000	153
Houston	Texas	Courtyard	August 2004	$11,000,000	100
Houston	Texas	Residence Inn	August 2004	$13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	$10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	$11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	$11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	$14,300,000	120
Park Central	Texas	Residence Inn	October 2003	$13,900,000	139
Federal Way	Washington	Courtyard	September 2004	$16,900,000	160

				$380,000,000	3,511

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Related Party Transactions

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to Apple Suites Advisors. During the three months ended March 31, 2005 and 2004, the Company incurred and paid advisory and other reimbursable expenses of approximately $380,000 and $169,000, respectively, under this agreement, which are included in general and administrative expense. AFA is 100% owned by Mr. Glade M. Knight, Chairman and Chief Executive Officer of Apple Hospitality Five, Inc.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple Suites Realty Group which provides brokerage services to the Company. The Company also has the same Board of Directors as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

Results of Operations

The Company’s financial results for the first quarter of 2005 have improved as compared to the first quarter of 2004. The improvement is due to the increase in the number of hotels owned and the increase in business in hotels that were newly constructed in late 2003 and early 2004. Although there can be no assurances of future financial results, since many factors in the hospitality industry are not controllable by the Company, it is anticipated that this improvement will continue throughout 2005.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated are for the Company’s hotels acquired through March 31, 2005 and 2004 and for the respective periods owned. For the three months ended March 31, 2005 and 2004, the Company had total revenue of $26.9 million and $21.7 million, respectively. For the three months ended March 31, 2005 and 2004, the hotels achieved average occupancy of 74% and 72%, ADR of $106 and $104, and RevPAR of $79 and $75. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The overall increase in revenue is due to an increase of five hotels owned in the first quarter of 2005 as compared to the first quarter of 2004 and to the ramp up of business in newly constructed hotels acquired in late 2003 and early 2004.

Expenses

Expenses for the three months ended March 31, 2005 and 2004 represented the expenses related to the Company’s hotels purchased for their respective periods owned. The overall expense increase is due to the increased number of hotels owned in 2005 versus 2004.

For the three months ended March 31, 2005 and 2004, direct expenses of the hotels totaled approximately $14.7 million or 55% of total revenue and $11.8 million or 54% of total revenue, respectively.

Taxes, insurance, and other expense for the three months ended March 31, 2005 and 2004 was approximately $1.7 million or 6% of total revenue and $1.4 million or 7% of total revenue, respectively.

General and administrative expense for the three months ended March 31, 2005 and 2004 was approximately $609,000 or 2% of total revenue and $364,000 or 2% of total revenue, respectively.

Depreciation expense for the three months ended March 31, 2005 and 2004 was approximately $2.6 million and $2.2 million, respectively. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $34.3 million at March 31, 2005 and $38.6 million at December 31, 2004. The Company plans to use this cash to fund acquisitions and pay distributions and general corporate expenses.

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

Capital Requirements and Resources

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of gross revenues. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2005, the Company held approximately $5.2 million in reserve.

The Company anticipates that cash flow will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements.

The Company has contracts to purchase two additional hotels that are currently under development. The estimated purchase price upon completion of the hotels is approximately $45 million. The contracts are subject to normal due diligence and no assurances can be given that purchases will be consummated. All of the properties are anticipated to close in 2005. It is anticipated the majority of the purchase price will be paid from cash on hand. The properties are located in Texas and Virginia and will be similar to the properties currently owned by the Company.

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

Subsequent Events

In April 2005, the Company paid approximately $3.3 million, or $0.073 per share, as a distribution to its common shareholders of record on March 31, 2005, of which $1 million or 88,144 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2005, the Company also redeemed 306,389 Units representing approximately $3.4 million, under its share redemption program.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of March 31, 2005, 788,614 Units have been reinvested representing approximately $8.7 million in proceeds to the Company.

Share Redemption Program

With its initial offering the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. These redemptions are primarily funded through the Company’s dividend reinvestment plan. The following is a summary of redemptions during the first quarter of 2005:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2005	341,488	$10.94	1,116,008		(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: May 5, 2005
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 5, 2005
Bryan Peery,
Chief Financial Officer
(Principal Financial Officer)