Form 10-Q
period 2005-06-30
APPLE HOSPITALITY FIVE INC
filed 2005-08-04
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

At August 1, 2005, there were 45,059,805 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

This Quarterly report on Form 10-Q includes references to certain trademarks or service marks. SpringHill Suites®, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. The Homewood Suites® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
Investment in hotels, net of accumulated depreciation of $18,195 and $13,018, respectively	$374,092	$377,428
Cash and cash equivalents	33,320	38,630
Restricted cash-furniture, fixtures and other escrows	4,782	4,874
Due from third party manager, net	5,553	2,459
Other assets, net	3,320	3,884

TOTAL ASSETS	$421,067	$427,275

LIABILITIES
Notes payable-secured	$4,610	$4,646
Accounts payable and accrued expenses	1,373	1,005

TOTAL LIABILITIES	5,983	5,651

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,304,353 and 45,419,676 shares, respectively	—	—
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,304,353 and 45,419,676 shares, respectively	444,577	445,825
Distributions greater than net income	(29,517)	(24,225)

TOTAL SHAREHOLDERS’ EQUITY	415,084	421,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$421,067	$427,275

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004
Revenues:
Suite revenue	$25,779	$20,840	$50,830	$40,769
Other revenue	1,664	1,466	3,522	3,205

Total revenue	27,443	22,306	54,352	43,974

Expenses:
Operating expense	6,900	5,597	13,438	10,914
Hotel administrative expense	2,387	1,925	4,663	3,739
Sales and marketing	1,897	1,549	3,605	2,905
Utilities	1,075	951	2,193	1,925
Repair & maintenance	1,191	1,001	2,479	2,001
Franchise fees	455	307	881	586
Management fees	1,196	964	2,586	2,022
Taxes, insurance and other	1,660	1,537	3,324	2,965
General and administrative	767	524	1,376	888
Depreciation expense	2,670	2,276	5,312	4,481

Total expenses	20,198	16,631	39,857	32,426

Operating income	7,245	5,675	14,495	11,548

Interest income	199	212	323	381
Interest expense	(100)	(101)	(198)	(202)

Net income	$7,344	$5,786	$14,620	$11,727

Basic and diluted income per common share	$0.16	$0.13	$0.32	$0.27

Weighted average shares outstanding - basic and diluted	45,221	45,510	45,252	43,488

Distributions declared per common share	$0.22	$0.22	$0.44	$0.44

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2005	Six months ended June 30, 2004
Cash flow from (used in) operating activities:
Net income	$14,620	$11,727
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation	5,312	4,481
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,789)	(2,262)
Debt service and other escrows	78	103
Other assets	87	(888)
Accrued expenses	368	16

Net cash provided by operating activities	17,676	13,177

Cash flow used in investing activities:
Cash paid in acquisition of hotels	—	(10,727)
(Increase) decrease in cash paid for future acquisitions	340	(958)
Capital improvements	(2,144)	(723)
Net decrease (increase) in cash restricted for property improvements	14	(515)

Net cash used in investing activities	(1,790)	(12,923)

Cash flow from (used in) financing activities:
Net proceeds from issuance of common stock	5,858	92,950
Redemptions of common stock	(7,106)	(1,982)
Repayment of secured notes payable	(36)	(27)
Cash distributions paid to shareholders	(19,912)	(18,953)

Net cash provided by (used in) financing activities	(21,196)	71,988

Increase (decrease) in cash and cash equivalents	(5,310)	72,242

Cash and cash equivalents, beginning of period	38,630	23,820

Cash and cash equivalents, end of period	$33,320	$96,062

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Comprehensive Income

The Company recorded no comprehensive income for the three and six months ended June 30, 2005 and 2004.

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the six months ended June 30, 2005 and 2004.

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

Summary of Significant Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than January 1, 2006 by the Company. As Statement 123(R) applies to all awards granted after the required effective date, the adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 2

Investments in Hotels

The Company owned 27 hotels as of June 30, 2005. Four of the hotels were acquired after the second quarter of 2004 (none in 2005). During the second quarter of 2005, the Company transferred its rights under a purchase contract for a hotel in Ft. Worth, Texas to Apple REIT Six, Inc. Apple REIT Six, Inc. has the same Chairman and CEO as the Company. The transfer was completed at no expense to the Company. The transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions. The Company is now under contract for one remaining hotel that is under development. The estimated purchase price upon completion is approximately $28 million. The contract is subject to normal due diligence and no assurance can be given that the purchase will be consummated. The property is anticipated to close in the third quarter of 2005.

Note 3

Shareholders’ Equity

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2005, the Company redeemed 647,877 Units in the amount of $7,105,961 under the plan.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the Program. As of June 30, 2005, 1,055,731 Units have been reinvested representing $11,613,037 in proceeds to the Company since the plan’s inception.

Compensation expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at June 30, 2005. The beneficial conversion feature at June 30, 2005, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

Note 4

Related Parties

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the six months ended June 30, 2005 and 2004, the Company incurred and paid advisory and other reimbursable expenses of approximately $760,000 and $457,000, respectively, under this agreement, which are included in general and administrative expense. AFA is 100% owned by Mr. Glade M. Knight, Chairman and Chief Executive Officer of Apple Hospitality Five, Inc.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple Suites Realty Group which provides brokerage services to the Company. The Company also has substantially the same Board of Directors as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

During the second quarter of 2005, the Company transferred its rights under a purchase contract for a hotel in Ft. Worth, Texas to Apple REIT Six, Inc. The transfer was completed at no expense to the Company. The transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

Note 5

Subsequent Events

In July 2005, the Company declared and paid approximately $3.3 million, or $.073 per share, in distributions to its common shareholders of record on June 30, 2005, of which $966,000 or 87,792 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2005, the Company also redeemed 332,340 Units representing approximately $3.6 million, under the Company’s share redemption plan.

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

General

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 27 hotels within different markets in the United States. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003, and five hotels acquired during 2004. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The performance of the hotels for the periods owned have generally met expectations.

	Three months ended June 30,					Six months ended June 30,
(in thousands)	2005	POR	2004	POR	Percent change	2005	POR	2004	POR	Percent change
Total revenues	$27,443	100%	$22,306	100%	23%	$54,352	100%	$43,974	100%	24%
Hotel direct expenses	15,101	55%	12,294	55%	23%	29,845	55%	24,092	55%	24%
Taxes, insurance and other expense	1,660	6%	1,537	7%	8%	3,324	6%	2,965	7%	12%
General and administrative	767	3%	524	2%	46%	1,376	3%	888	2%	55%
Depreciation	2,670	10%	2,276	10%	17%	5,312	10%	4,481	10%	19%
ADR	$105		$100		5%	$105		$102		3%
Occupancy	78%		76%		3%	76%		74%		3%
RevPAR	$81		$76		7%	$80		$76		5%

Hotels Owned

As of June 30, 2005, the Company owned the following 27 hotel properties:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	$12,000,000	120
Cypress	California	Residence Inn	May 2003	$19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	$12,300,000	127
Danbury	Connecticut	SpringHill Suites	August 2003	$11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	$12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	$7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	$42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	$15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	$11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	$13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	$12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	$19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	$18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	$10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	$8,800,000	168
Addison	Texas	Courtyard	October 2003	$15,600,000	176
Harlingen	Texas	Courtyard	October 2003	$10,000,000	114
Houston	Texas	Courtyard	October 2003	$15,000,000	153
Houston	Texas	Courtyard	August 2004	$11,000,000	100
Houston	Texas	Residence Inn	August 2004	$13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	$10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	$11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	$11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	$14,300,000	120
Park Central	Texas	Residence Inn	October 2003	$13,900,000	139
Federal Way	Washington	Courtyard	September 2004	$16,900,000	160

				$380,000,000	3,511

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Related Party Transactions

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the six months ended June 30, 2005 and 2004, the Company incurred and paid advisory and other reimbursable expenses of approximately $760,000 and $457,000, respectively, under this agreement, which are included in general and administrative expense. AFA is 100% owned by Mr. Glade M. Knight, Chairman and Chief Executive Officer of Apple Hospitality Five, Inc.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple Suites Realty Group which provides brokerage services to the Company. The Company also has substantially the same Board of Directors as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

During the second quarter of 2005, the Company transferred its rights under a purchase contract for a hotel in Ft. Worth, Texas to Apple REIT Six, Inc. The transfer was completed at no expense to the Company. The transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

Results of Operations

The Company’s financial results for the first six months of 2005 have improved as compared to the first six months of 2004. The improvement is due to the increase in the number of hotels owned and the increase in business in hotels that were newly constructed in late 2003 and early 2004, as well as general economic improvements in the industry. Although there can be no assurances of future financial results, since many factors in the hospitality industry are not controllable by the Company, it is anticipated that this improvement will continue throughout 2005.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated are for the Company’s hotels acquired through June 30, 2005 and 2004 and are for the respective periods owned. For the three months ended June 30, 2005 and 2004, the Company earned total revenue of $27.4 million and $22.3 million, respectively. For these periods, the hotels achieved average occupancy of 78% and 76%, ADR of $105 and $100, and RevPAR of $81 and $76, respectively. For the six months ended June 30, 2005 and 2004, the Company earned total revenue of $54.4 million and $44.0 million, respectively, achieving average occupancy of 76% and 74%, ADR of $105 and $102, and RevPAR of $80 and $76, respectively. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The overall increase in revenue for these periods is due to an increase of four hotels owned in 2005 as compared to 2004, to the increase in business in newly constructed hotels acquired in early 2004, and the overall improvement in the hospitality industry.

Expenses

Expenses for the three and six months ended June 30, 2005 and 2004 represented the expenses related to the Company’s hotels purchased for their respective periods owned. The overall expense increase is due to the increased number of hotels owned in 2005 versus 2004 and to the overall increase in occupancy.

For the three months ended June 30, 2005 and 2004, direct expenses of the hotels totaled approximately $15.1 million or 55% of total revenue and $12.3 million or 55% of total revenue. For the six months ended June 30, 2005 and 2004, direct expenses of the hotels were $29.8 million or 55% of total revenue and $24.1 million or 55% of total revenue.

Taxes, insurance, and other expense for the three months ended June 30, 2005 and 2004 was approximately $1.7 million or 6% of total revenue and $1.5 million or 7% of total revenue. For the six months ended June 30, 2005 and 2004, taxes, insurance and other expense was approximately $3.3 million or 6% of total revenue and $3.0 million or 7% of total revenue.

General and administrative expense (“G&A”) for the three months ended June 30, 2005 and 2004 was approximately $767,000 or 3% of total revenue and $524,000 or 2% of total revenue. For the six months ended June 30, 2005 and 2004, G&A was approximately $1.4 million or 3% of total revenue and $888,000 or 2% of total revenue. The increase in G&A was due to an increase in corporate headcount to support the growing business, as well as increases in corporate governance costs.

Depreciation expense for the three months ended June 30, 2005 and 2004 was approximately $2.7 million and $2.3 million, respectively. For the six months ended June 30, 2005 and 2004, depreciation expense was $5.3 million and $4.5 million. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned. The increase is due to the additional properties acquired in the second half of 2004.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $33.3 million at June 30, 2005 and $38.6 million at December 31, 2004. The Company plans to use this cash to fund an acquisition in the third quarter and to pay future distributions and general corporate expenses.

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

Capital Requirements and Resources

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of total revenues. The Company expects that this amount will be adequate to fund substantially all of the required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2005, the Company held approximately $4.6 million in reserve.

The Company anticipates that cash flow and available capital resources will be adequate to cover its operating expenses and to permit the Company to meet its anticipated liquidity requirements, including distribution requirements.

The Company has a contract to purchase a hotel that is currently under development. The estimated purchase price upon completion of the hotel is approximately $28 million. The contract is subject to normal due diligence and no assurances can be given that the purchase will be consummated. This property is expected to close in 2005, and it is anticipated the majority of the purchase price will be paid from cash on hand. The property is located in Virginia and will be similar to the properties currently owned by the Company.

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

Subsequent Events

In July 2005, the Company paid approximately $3.3 million, or $0.073 per share, as a distribution to its common shareholders of record on June 30, 2005, of which $966,000 or 87,792 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2005, the Company also redeemed 332,340 Units representing approximately $3.6 million, under its share redemption program.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123 (R) must be adopted no later than January 1, 2006 by the Company. As Statement 123(R) applies to all awards granted after the required effective date, the adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of June 30, 2005, 1,055,731 Units have been reinvested since the plan’s inception representing approximately $11.6 million in proceeds to the Company.

Share Redemption Program

With its initial offering the Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. These redemptions are primarily funded through the Company’s dividend reinvestment plan. The following is a summary of redemptions during the second quarter of 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2005	306,389	$11.00	1,422,397	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 12, 2005, the Company held an Annual Meeting of Shareholders for the purpose of electing one director to the Company’s Board of Directors. The one nominee to the Company’s Board of Directors was Glade M. Knight. Mr. Knight was a current director of the Company. Mr. Knight was nominated for an additional three-year term on the Board of Directors. The election of Mr. Knight as a director was uncontested, and the nominee was elected.

The total number of votes represented at the Annual Meeting of Shareholders was 45,326,419. The voting results were as follows:

Glade M. Knight	Votes For: 44,971,153

Votes Withheld: 355,266

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Lisa B. Kern, Bruce H. Matson, Michael S. Waters and Robert M. Wily.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date:	August 3, 2005
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Bryan Peery	Date:	August 3, 2005
Bryan Peery,
Chief Financial Officer (Principal Financial Officer)