Form 10-Q
period 2005-09-30
APPLE HOSPITALITY FIVE INC
filed 2005-11-03
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 1, 2005, there were 45,050,846 outstanding shares of common stock, no par value, of the registrant.

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

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
Investment in hotels, net of accumulated depreciation of $20,986 and $13,018, respectively	$401,887	$377,428
Cash and cash equivalents	3,783	38,630
Restricted cash-furniture, fixtures and other escrows	4,117	4,874
Due from third party manager, net	4,917	2,459
Other assets, net	2,874	3,884

TOTAL ASSETS	$417,578	$427,275

LIABILITIES
Notes payable-secured	$4,593	$4,646
Accounts payable and accrued expenses	2,838	1,005

TOTAL LIABILITIES	7,431	5,651

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,235,594 and 45,419,676 shares, respectively	—	—
Class B convertible stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,235,594 and 45,419,676 shares, respectively	443,816	445,825
Distributions greater than net income	(33,693)	(24,225)

TOTAL SHAREHOLDERS’ EQUITY	410,147	421,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$417,578	$427,275

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Revenues:
Suite revenue	$26,161	$21,793	$76,991	$62,562
Other revenue	1,486	1,365	5,008	4,570

Total revenue	27,647	23,158	81,999	67,132

Expenses:
Operating expense	7,224	6,149	20,662	17,063
Hotel administrative expense	2,523	2,074	7,186	5,813
Sales and marketing	1,943	1,679	5,548	4,584
Utilities	1,512	1,066	3,705	2,991
Repair & maintenance	1,424	1,060	3,903	3,061
Franchise fees	470	328	1,351	914
Management fees	988	820	3,574	2,842
Taxes, insurance and other	2,225	1,545	5,549	4,510
General and administrative	772	535	2,148	1,423
Depreciation expense	2,859	2,385	8,171	6,866

Total expenses	21,940	17,641	61,797	50,067

Operating income	5,707	5,517	20,202	17,065

Interest income	155	277	478	658
Interest expense	(100)	(101)	(298)	(303)

Net income	$5,762	$5,693	$20,382	$17,420

Basic and diluted income per common share	$0.13	$0.13	$0.45	$0.40

Weighted average shares outstanding - basic and diluted	45,158	45,425	45,218	44,077

Distributions declared per common share	$0.22	$0.22	$0.66	$0.66

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Cash flow from (used in) operating activities:
Net income	$20,382	$17,420
Adjustments to reconcile to cash provided by (used in) operating activities:
Depreciation	8,171	6,866
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(2,153)	(2,006)
Debt service and other escrows	39	(173)
Other assets	(39)	(352)
Accrued expenses	1,833	759

Net cash provided by operating activities	28,233	22,514

Cash flow used in investing activities:
Cash paid in acquisition of hotels	(28,936)	(52,720)
Decrease in cash paid for future acquisitions	846	388
Capital improvements	(3,796)	(952)
Net decrease (increase) in cash restricted for property improvements	718	(921)

Net cash used in investing activities	(31,168)	(54,205)

Cash flow from (used in) financing activities:
Net proceeds from issuance of common stock	8,744	95,407
Redemptions of common stock	(10,753)	(4,696)
Repayment of secured notes payable	(53)	(42)
Cash distributions paid to shareholders	(29,850)	(28,949)

Net cash provided by (used in) financing activities	(31,912)	61,720

Increase (decrease) in cash and cash equivalents	(34,847)	30,029

Cash and cash equivalents, beginning of period	38,630	23,820

Cash and cash equivalents, end of period	$3,783	$53,849

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2004 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The Company owns 28 hotels and is operated as and has annually elected to be taxed as a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits a REIT to establish taxable businesses to conduct certain previously disallowed business activities. The Company has formed wholly-owned taxable REIT subsidiaries, and has leased all of its hotels to these subsidiaries (collectively, the “Lessees”).

Stock Incentive Plans

As the exercise price of the Company’s stock options equals the market price of the underlying stock, the Company has not recognized any stock compensation expenses associated with its stock options during the nine months ended September 30, 2005 and 2004.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. The Series B convertible preferred shares are not convertible based on market conditions; therefore, they are not included in earnings per common share calculations until such time it becomes probable that such shares can be converted to common shares.

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

Note 2

Investments in Hotels

The Company owned 28 hotels as of September 30, 2005. The Company closed on the purchase of a Courtyard® by Marriott®, near Washington D.C., effective August 11, 2005, the day the hotel opened, for a gross purchase price of $27.9 million which was funded with cash. The hotel contains 206 rooms and offers amenities generally offered by select service hotels. In conjunction with the acquisition, the Company paid 2% of the gross purchase price, or approximately $559,000 as a commission to Apple Suites Realty Group (“ASRG”), an entity wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotel. No goodwill or intangible assets were recorded in connection with this acquisition.

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

Note 3

Shareholders’ Equity

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2005, the Company redeemed 980,217 Units in the amount of $10,752,592 under the program.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the Program. As of September 30, 2005, 1,319,312 Units have been reinvested representing $14,512,433 in proceeds to the Company since the plan’s inception.

Compensation expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares is probable. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. A conversion event is not considered probable at September 30, 2005. The beneficial conversion feature at September 30, 2005, assuming a conversion event is probable would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of compensation expense.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations could be different if these transactions were conducted with non-related parties.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the nine months ended September 30, 2005 and 2004, the Company incurred advisory and other reimbursable expenses of approximately $1,275,000 and $744,000, respectively, under this agreement, which are included in general and administrative expense. AFA is 100% owned by Mr. Glade M. Knight, Chairman and Chief Executive Officer of Apple Hospitality Five, Inc.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and ASRG which provides brokerage services to the Company. The Company also has substantially the same Board of Directors as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

During the second quarter of 2005, the Company transferred its rights under a purchase contract for a hotel in Ft. Worth, Texas to Apple REIT Six, Inc. The transfer was completed at no expense to the Company. The transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

Note 5

Subsequent Events

In October 2005, the Company declared and paid approximately $3.3 million, or $.073 per share, in distributions to its common shareholders of record on September 30, 2005, of which $968,000 or 88,006 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2005, the Company also redeemed 272,753 Units representing approximately $3.0 million, under the Company’s share redemption program.

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

General

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 28 hotels within different markets in the United States. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003, five hotels acquired during 2004, and one acquired in 2005. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (ADR) and revenue per available room (RevPAR), and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The performance of the hotels for the periods owned have generally met expectations.

	Three months ended September 30,					Nine months ended September 30,
(in thousands)	2005	POR	2004	POR	Percent change	2005	POR	2004	POR	Percent change
Total revenues	$27,647	100%	$23,158	100%	19%	$81,999	100%	$67,132	100%	22%
Hotel direct expenses	16,084	58%	13,176	57%	22%	45,929	56%	37,268	56%	23%
Taxes, insurance and other expense	2,225	8%	1,545	7%	44%	5,549	7%	4,510	7%	23%
General and administrative	772	3%	535	2%	44%	2,148	3%	1,423	2%	51%
Depreciation	2,859	10%	2,385	10%	20%	8,171	10%	6,866	10%	19%
ADR	$100		$94		6%	$104		$99		5%
Occupancy	76.7%		75.4%		2%	76.2%		74.7%		2%
RevPAR	$77		$71		8%	$79		$74		7%

Hotels Owned

As of September 30, 2005, the Company owned the following 28 hotel properties:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	$12,000,000	120
Cypress	California	Residence Inn	May 2003	$19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	$12,300,000	127
Danbury	Connecticut	SpringHill Suites	August 2003	$11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	$12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	$7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	$42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	$15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	$11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	$13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	$12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	$19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	$18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	$10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	$8,800,000	168
Addison	Texas	Courtyard	October 2003	$15,600,000	176
Harlingen	Texas	Courtyard	October 2003	$10,000,000	114
Houston	Texas	Courtyard	October 2003	$15,000,000	153
Houston	Texas	Courtyard	August 2004	$11,000,000	100
Houston	Texas	Residence Inn	August 2004	$13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	$10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	$11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	$11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	$14,300,000	120
Park Central	Texas	Residence Inn	October 2003	$13,900,000	139
Merrifield	Virginia	Courtyard	August 2005	$27,925,005	206
Federal Way	Washington	Courtyard	September 2004	$16,900,000	160

				$407,925,005	3,717

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

The Company closed on the purchase of a Courtyard® by Marriott®, near Washington D.C., effective August 11, 2005, the day the hotel opened, for a gross purchase price of $27.9 million which was funded with cash. The hotel contains 206 rooms and offers amenities generally offered by select service hotels. In conjunction with the acquisition, the Company paid 2% of the gross purchase price, or approximately $559,000 as a commission to Apple Suites Realty Group (ASRG), an entity wholly owned by the Company’s Chairman and Chief Executive Officer, Glade M. Knight. This commission was capitalized as part of the purchase price of the hotel.

Related Party Transactions

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracted with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the nine months ended September 30, 2005 and 2004, the Company incurred advisory and other reimbursable expenses of approximately $1,275,000 and $744,000, respectively, under this agreement, which are included in general and administrative expense. AFA is 100% owned by Mr. Glade M. Knight, Chairman and Chief Executive Officer of Apple Hospitality Five, Inc.

Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and ASRG which provides brokerage services to the Company. The Company also has substantially the same Board of Directors as Apple Hospitality Two, Inc. and Apple REIT Six, Inc.

During the second quarter of 2005, the Company transferred its rights under a purchase contract for a hotel in Ft. Worth, Texas to Apple REIT Six, Inc. The transfer was completed at no expense to the Company. The transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions.

Results of Operations

The Company’s financial results for the first nine months of 2005 have improved as compared to the first nine months of 2004. The improvement is due to the increase in the number of hotels owned, the increase in business in hotels that were newly constructed in late 2003 and early 2004, and general economic improvements in the industry. The Company anticipates favorable results as compared to 2004 throughout 2005. Although there can be no assurances of future results since many factors in the hotel industry are not controllable by the Company, it is anticipated this improvement will continue throughout 2005 and into 2006.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations stated are for the Company’s hotels acquired through September 30, 2005 and 2004 and are for the respective periods owned. For the three months ended September 30, 2005 and 2004, the Company earned total revenue of $27.6 million and $23.2 million, respectively. For these periods, the hotels achieved average occupancy of 77% and 75%, ADR of $100 and $94, and RevPAR of $77 and $71, respectively. For the nine months ended September 30, 2005 and 2004, the Company earned total revenue of $82.0 million and $67.1 million, respectively, achieving average occupancy of 76% and 75%, ADR of $104 and $99, and RevPAR of $79 and $74, respectively. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The overall increase in revenue for these periods is due to an increase of two hotels owned in 2005 as compared to 2004, the increase in business in newly constructed hotels acquired in early 2004, and the overall improvement in the hospitality industry.

Expenses

Expenses for the three and nine months ended September 30, 2005 and 2004 represented the expenses related to the Company’s hotels purchased for their respective periods owned. The overall expense increase is due to the increased number of hotels owned in 2005 versus 2004 and to the overall increase in occupancy.

For the three months ended September 30, 2005 and 2004, direct expenses of the hotels totaled approximately $16.1 million or 58% of total revenue and $13.2 million or 57% of total revenue. For the nine months ended September 30, 2005 and 2004, direct expenses of the hotels were $45.9 million or 56% of total revenue and $37.3 million or 56% of total revenue. The increase in the quarter as a percent of revenue is due primarily to the increase in utility costs throughout the U.S.

Taxes, insurance, and other expense for the three months ended September 30, 2005 and 2004 was approximately $2.2 million or 8% of total revenue and $1.5 million or 7% of total revenue. For the nine months ended September 30, 2005 and 2004, taxes, insurance and other expense was approximately $5.5 million or 7% of total revenue and $4.5 million or 7% of total revenue. The increase in the quarter is due to increased assessments of newly constructed hotels.

General and administrative expense (“G&A”) for the three months ended September 30, 2005 and 2004 was approximately $772,000 or 3% of total revenue and $535,000 or 2% of total revenue. For the nine months ended September 30, 2005 and 2004, G&A was approximately $2.1 million or 3% of total revenue and $1.4 million or 2% of total revenue. The increase in G&A was due to an increase in corporate headcount to support the growing business, as well as increases in corporate governance costs.

Depreciation expense for the three months ended September 30, 2005 and 2004 was approximately $2.9 million and $2.4 million, respectively. For the nine months ended September 30, 2005 and 2004, depreciation expense was $8.2 million and $6.9 million. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned. The increase is due to the additional properties acquired in the second half of 2004 and in the third quarter of 2005.

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents totaled approximately $3.8 million at September 30, 2005 and $38.6 million at December 31, 2004. The decrease in cash resulted from the third quarter hotel acquisition and the payment of distributions and general corporate expenses.

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate is currently at an annual rate of $.88 per Unit outstanding (or $.22 per quarter). The Company’s distributions currently include a return of capital based on the Company’s earnings and profits. Although the Company anticipates operating cash flow for a full year of operations, from hotels owned, to allow the Company to continue its current dividend payment policy, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

Capital Requirements and Resources

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of total revenues. The Company expects that this amount will be adequate to fund substantially all of the required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2005, the Company held approximately $4.1million in reserve.

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

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position and results of operations. During the third quarter, the United States experienced several significant, destructive weather events. The Company’s assets, however, experienced minimal disruption and damage.

Subsequent Events

In October 2005, the Company declared and paid approximately $3.3 million, or $.073 per share, in distributions to its common shareholders of record on September 30, 2005, of which $968,000 or 88,006 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2005, the Company also redeemed 272,753 Units representing approximately $3.0 million, under the Company’s share redemption plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of September 30, 2005, 1,319,312 Units have been reinvested representing $14,512,433 in proceeds to the Company since the plan’s inception.

Share Redemption Program

With its initial offering the Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. These redemptions are primarily funded through the Company’s dividend reinvestment plan. The following is a summary of redemptions during the third quarter of 2005:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2005	332,340	$10.97	1,754,737		(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005 by Apple Hospitality Five, Inc; SEC File No. 000-50731).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended (FILED HEREWITH).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date:	November 3, 2005
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date:	November 3, 2005
Bryan Peery,
Chief Financial Officer
(Principal Accounting Officer)