Form 10-K
period 2005-12-31
APPLE HOSPITALITY FIVE INC
filed 2006-03-09
CIK 1191813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the offering price of Apple Hospitality Five, Inc.’s shares which was $11 on June 30, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $498,347,883. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2006 was 45,072,974.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for the 2006 annual meeting of shareholders to be held May 11, 2006.

APPLE HOSPITALITY FIVE, INC.

FORM 10-K

This Annual on Form 10-K includes references to certain trademarks or service marks. SpringHill Suites® by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. The Homewood Suites by Hilton® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in Item 1A and in the Company’s other filings with the Securities and Exchange Commission.

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

The Company is a real estate investment trust (“REIT”). The REIT Modernization Act, effective January 1, 2001, permits real estate investment trusts to establish taxable businesses to conduct certain previously disallowed business activities. The Company has wholly-owned taxable REIT subsidiaries (collectively, the “Lessees”), which lease all of the Company’s hotels from wholly-owned qualified REIT subsidiaries. The hotels are operated and managed by affiliates of Marriott, Hilton or Western International Inc. (“Western”) under hotel management agreements.

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

The Company seeks to increase operating cash flow and enhance its value through internal growth and renovations. The Company’s internal growth strategy is to utilize its asset management expertise to improve the quality of its hotels by aggressively managing its room rates, renovating, redeveloping, partnering with industry leaders in hotel management and franchising its hotels with the leading brands. All of these factors can improve hotel operational performance and customer satisfaction, which in turn can improve financial results.

The Company believes that its planned renovation and redevelopment activities as well as recent acquisitions and market penetration will increase revenue per available room (“RevPAR”) at its hotels. The

Company is committed to funding a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company has approximately $4.1 million held in escrow for future furniture, fixture and equipment purchases as of December 31, 2005.

Financing

The Company purchased all except one of its properties in debt free acquisitions through it ongoing best-efforts offering of Units. The Company assumed an existing loan in connection with the purchase of an operating hotel in Harlingen, Texas.

In January 2006 the Company entered into a $10 million revolving line of credit and simultaneously borrowed $7.5 million under the line. The term of the line of credit is one year and interest is based on LIBOR or the prime lending rate. The proceeds of the loan will be used to manage working capital needs.

Although there can be no assurances about the need for additional debt, it is anticipated that cash from operations and the revolving line of credit will meet the Company’s cash requirements. The Company’s bylaws require board approval or review of any debt financing obtained by the Company.

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

Hotel Operating Performance

At December 31, 2005, the Company owned eleven Residence Inn by Marriott hotels, nine Courtyard by Marriott hotels, one Marriott Suites hotel, one Springhill Suites by Marriott hotel, four Homewood Suites by Hilton hotels, and two Hilton Garden Inn hotels. The hotels are located in various states and, in aggregate, consist of 3,717 suites. Total revenues were $109.4 million and $90.3 million for the years ended December 31, 2005 and 2004, respectively. The hotels achieved average occupancy of 75% and 73%, ADR of $104 and $99 and RevPAR of $78 and $73, respectively, for the years ended December 31, 2005 and 2004. The performance of the hotels is based on the time period owned by the Company. The overall increase in RevPAR reflects the increase in business of new hotels acquired in prior years and the overall improvement in the hospitality industry. The Company’s daily hotel operations are managed under various management agreements with third parties Marriott, Hilton or Western.

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

Promus Hotels, Inc. (“Promus”), an affiliate of Hilton, manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

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

The Company has contracted with Apple Suites Realty Group (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $8.2 million, which have been capitalized as a part of the purchase price of the hotels.

Also, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. For the years ended December 31, 2005 and 2004, the Company incurred and paid advisory and other reimbursable expenses of approximately $1.7 million and $1.0 million under this agreement. These amounts are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and CEO of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple REIT Seven, Inc. (a newly organized company which is proposed to be a diversified REIT). The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

Employees

During 2005, all employees involved in the day-to-day operation of the Company’s hotels were employed by management companies engaged pursuant to the hotel management agreements. The Company has no employees and utilizes, through an advisory agreement for corporate and strategic support, personnel from a related party, Apple Hospitality Two, Inc., as discussed above.

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

Property Acquisitions

As of December 31, 2005, the Company owned the following 28 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	12,000,000	120
Cypress	California	Residence Inn	May 2003	19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	12,300,000	127
Danbury	Connecticut	Springhill Suites	August 2003	11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	8,800,000	168
Addison	Texas	Courtyard	October 2003	15,600,000	176
Harlingen	Texas	Courtyard	October 2003	10,000,000	114
Houston	Texas	Courtyard	October 2003	15,000,000	153
Houston	Texas	Courtyard	August 2004	11,000,000	100
Houston	Texas	Residence Inn	August 2004	13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	14,300,000	120
Park Central	Texas	Residence Inn	October 2003	13,900,000	139
Merrifield	Virginia	Courtyard	August 2005	27,925,005	206
Federal Way	Washington	Courtyard	September 2004	16,900,000	160

				$407,925,005	3,717

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Item 1A. Risk Factors

The following list describes several risk factors which are applicable to the Company:

The Company is subject to the risks of hotel operations.

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity;

•	adverse effects of a downturn in the hotel industry.

The Company does not have control over market and business conditions.

Changes in general or local economic or market conditions, increased costs of energy, increased costs of insurance, increased costs of products, increased costs and shortages of labor, competitive factors, fuel shortages, quality of management, the ability of a hotel chain to fulfill any obligations to operators of its hotel business, limited alternative uses for the building, changing consumer habits, condemnation or uninsured losses, changing demographics, changing traffic patterns, inability to remodel outmoded buildings as required by the franchise or lease agreement and other factors beyond the Company’s control may reduce the value of properties that the Company owns and cash available to make distributions to the shareholders may be reduced.

Adverse trends in the hotel industry may impact the Company’s properties.

The success of the Company’s properties will depend largely on the property operators’ ability to adapt to dominant trends in the hotel industry as well as greater competitive pressures, increased consolidation, industry overbuilding, dependence on consumer spending patterns and changing demographics, the introduction of new concepts and products, availability of labor, price levels and general economic conditions. The success of a particular hotel brand, the ability of a hotel brand to fulfill any obligations to operators of its business, and trends in the hotel industry may affect the Company’s income and the funds it has available to distribute to shareholders.

An economic downturn and concern about terrorist activities could adversely affect the travel and lodging industries and may affect hotel operations for the hotels the Company owns.

As part of the effects of an economic downturn, the lodging industry could experience a significant decline in business caused by a reduction in travel for both business and pleasure. Consistent with the rest of the lodging industry, the hotels the Company owns or acquires may experience declines in occupancy and average daily rates due to the decline in travel. Any kind of terrorist activity within the United States, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could lessen travel by the public, which could have a negative effect on any of the Company’s hotel operations. Any terrorist act directly against or affecting any of the Company’s properties would also negatively affect operations. The Company’s property insurance will typically cover losses for property damage to the properties if there are terrorist attacks against the Company’s properties. However, the Company is not insured for losses arising from terrorist attacks against other properties or against modes of public transportation (such as airlines, trains or buses), even though such terrorist attacks may curtail travel generally and negatively affect the Company’s hotel operations.

There may be business interruption due to natural disaster.

Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position and results of operations.

The hotel industry is seasonal.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the hotel industry, there may be quarterly fluctuations in results of operations of properties leased to subsidiaries. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

There may be operational limitations associated with management and franchise agreements affecting the Company’s properties and these limitations may prevent the Company from using these properties to its best advantage for the Company’s shareholders.

Apple Hospitality Five Management, Inc., the Company’s wholly-owned taxable REIT subsidiary (or other subsidiaries), operates all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchiser system. The Company does not know whether those limitations may conflict with its ability to create specific business plans tailored to each property and to each market.

The company faces competition in the hotel industry, which may limit its profitability and return to its shareholders.

The hotel industry is highly competitive. This competition could reduce occupancy levels and rental revenues at the Company’s properties, which would adversely affect its operations. The Company faces competition from many sources. It faces competition from other hotels both in the immediate vicinity and the geographic market where the Company’s hotels are located. Over-building in the hotel industry will increase the number of rooms available and may decrease occupancy and room rates. In addition, increases in operating costs due to inflation may not be offset by increased room rates. The Company also faces competition from nationally recognized hotel brands with which the Company will not be associated.

The Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code.

The rules governing REIT’s are highly technical and complex. They require ongoing compliance with a variety of tests that depend, among other things, on future operations. While the Company expects to satisfy these tests and will make its best efforts to do so, it cannot ensure it will qualify as a REIT for any particular year, or that the applicable law will not change and adversely affect it and its shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2005, the Company owned 28 hotels consisting of the following:

Number of Suites
11 Residence Inn by Marriott hotels	1,340
9 Courtyard by Marriott hotels	1,279
1 Marriott Suites	278
1 Springhill Suites by Marriott	106
4 Homewood Suites by Hilton	479
2 Hilton Garden Inn hotels	235

3,717

In aggregate, the Company’s hotels are comprised of 3,717 suites. The hotels are located in various states. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of suites of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2005

(In thousands)

Description	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
		Land	Bldg./ FF&E
Albuquerque, New Mexico	$—	$1,111	$12,214	$292	$13,617	$(1,288)	2001	February 2003	3 - 39 yrs.	151
Baton Rouge, Louisiana	—	1,553	5,734	571	7,858	(623)	1999	February 2003	3 - 39 yrs.	115
Brownsville, Texas	—	1,944	9,426	51	11,421	(705)	2000	October 2003	3 - 39 yrs.	102
Cleveland/Solon, Ohio	—	2,446	7,996	107	10,549	(738)	2002	September 2003	3 - 39 yrs.	86
Colorado Springs, Colorado	—	1,447	11,237	100	12,784	(1,090)	2000	February 2003	3 - 39 yrs.	127
Cranbury, New Jersey	—	2,432	9,017	48	11,497	(756)	2002	May 2003	3 - 39 yrs.	108
Cypress, California	—	4,108	15,449	45	19,602	(1,408)	2002	May 2003	3 - 39 yrs.	155
Dallas/Addison, Texas	—	2,992	12,669	56	15,717	(936)	2000	October 2003	3 - 39 yrs.	176
Dallas/DFW Airport, Texas	—	2,138	9,051	53	11,242	(659)	2001	October 2003	3 - 39 yrs.	100
Dallas/Park Central, Texas	—	3,248	11,043	33	14,324	(849)	2001	October 2003	3 - 39 yrs.	139
Danbury, Conneticut	—	1,649	10,160	16	11,825	(867)	2002	August 2003	3 - 39 yrs.	106
Federal Way, Washington	—	3,535	13,281	40	16,856	(525)	1999	September 2004	3 - 39 yrs.	160
Franklin, New Jersey	—	2,821	10,677	63	13,561	(847)	2002	May 2003	3 - 39 yrs.	108
Ft. Worth, Texas	—	2,486	8,244	83	10,813	(566)	2004	March 2004	3 - 39 yrs.	92
Harlingen, Texas	4,575	2,533	7,696	100	10,329	(483)	1995	October 2003	3 - 39 yrs.	114
Hauppage, New York	—	3,288	15,856	64	19,208	(1,208)	2002	May 2003	3 - 39 yrs.	100
Houston Westchase, Texas	—	2,336	12,460	1,232	16,028	(1,292)	1999	January 2003	3 - 39 yrs.	120
Houston, Texas	—	2,206	12,829	66	15,101	(845)	1999	October 2003	3 - 39 yrs.	153
Houston, Texas	—	2,357	10,894	49	13,300	(480)	2004	August 2004	3 - 39 yrs.	120
Houston, Texas	—	1,692	9,871	41	11,604	(428)	2004	August 2004	3 - 39 yrs.	100
Las Vegas, Nevada	—	6,342	36,170	3,502	46,014	(2,376)	1997	October 2003	3 - 39 yrs.	278
Lebanon, New Jersey	—	3,615	11,693	14	15,322	(969)	2003	August 2003	3 - 39 yrs.	125
Merrifield, Virginia	—	4,285	24,698	—	28,983	(341)	2005	August 2005	3 - 39 yrs.	206
Nashville, Tennessee	—	1,746	7,319	1,008	10,073	(652)	1986	June 2003	3 - 39 yrs.	168
Tampa, Florida	—	2,962	9,746	328	13,036	(887)	1999	September 2003	3 - 39 yrs.	95
Tucson, Arizona	—	1,777	10,520	—	12,297	(361)	2004	December 2004	3 - 39 yrs.	120
Tuscon, Arizona	—	3,120	9,514	183	12,817	(632)	1996	October 2003	3 - 39 yrs.	153
Westbury, New York	—	4,655	15,222	11	19,888	(1,123)	2003	December 2003	3 - 39 yrs.	140

	$4,575	$76,824	$340,686	$8,156	$425,666	$(23,934)				3,717

Investment in hotels at December 31, 2005, consisted of the following in thousands:

Land	$76,798
Building and improvements	328,244
Furniture, fixtures and equipment	20,624

425,666
Less: accumulated depreciation	(23,934)

Investments in hotel, net	$401,732

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. The per share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan, the Company is repurchasing shares at $11.00 from shareholders and the Company has not realized any impairment in valuation of its assets. On December 31, 2005, there were approximately 13,500 beneficial shareholders of the Company’s common shares.

Distributions totaling $39.8 million, $38.9 million and $15.6 million were paid to shareholders during 2005, 2004 and 2003. Distributions were paid monthly and declared at an annual rate of $0.88 per share for each of these years. No distributions were made to the shareholders during 2002. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2005, 1,583,042 Units have been reinvested since the inception of the Plan, representing $17,413,462 in proceeds to the Company.

Share Redemption Program

With its initial offering, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. As of December 31, 2005, the Company has redeemed $22,180,957 representing 2,027,491 Units. These redemptions were funded substantially through the Company’s Dividend Reinvestment Plan. The following is a summary of redemptions during the fourth quarter of 2005:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2005	272,753	$10.98	2,027,491	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company.

As of December 31, 2005 there were 121,343 options outstanding.

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

Valuation of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, in which it has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, an impairment loss is recorded. To date, the Company has not recorded any impairment losses.

Projections of expected future cash flows require estimates of future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years that property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of real estate and related intangible assets and net income.

Item 6:

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the years ended December 31, 2005, 2004 and 2003, and for the period September 20, 2002 (date of inception) through December 31, 2002. Certain data has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share and statistical data)	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period September 20, 2002 (date of inception) through December 31, 2002 (b)
Revenues:
Suite revenue	$102,329	$83,588	$31,204	$—
Other revenue	7,084	6,672	1,926	—

Total revenue	109,413	90,260	33,130	—
Expenses:
Hotel expenses	61,430	50,926	17,977	—
Taxes, insurance and other	6,970	6,095	2,070	3
General and administrative	2,807	2,086	897	2
Depreciation	11,187	9,452	4,001	—
Interest and other expenses, net	(127)	(421)	33	—

Total expenses	82,267	68,138	24,978	5

Net income (loss)	$27,146	$22,122	$8,152	$(5)

Per Share
Earnings per common share	$0.60	$0.50	$0.46	$—
Distributions paid to common shareholders	$0.88	$0.88	$0.88	$—
Weighted-average common shares outstanding-basic and diluted	45,198	44,524	17,686	—

Balance Sheet Data
Cash and cash equivalents	$1,082	$38,630	$23,820	$3
Investment in hotels, net	$401,732	$377,428	$320,897	$—
Total assets	$413,447	$427,275	$354,079	$564
Notes payable-secured	$4,575	$4,646	$4,705	$—
Shareholders’ equity	$406,886	$421,624	$348,594	$(19)
Net book value per common share	$9.00	$9.28	$9.60	$—

Other Data
Cash flow from:
Operating activities	$38,504	$30,955	$10,656	$(5)
Investing activities	$(34,097)	$(66,993)	$(327,470)	$(3)
Financing activities	$(41,955)	$50,848	$340,631	$(13)
Number of hotels owned at end of period	28	27	22	—
Average Daily Rate (ADR) (c)	$104	$99	$91	$—
Occupancy	75%	73%	73%	—
Revenue Per Available Room (REVPAR) (d)	$78	$73	$66	$—

Funds From Operations Calculation
Net income	$27,146	$22,122	$8,152	$(5)
Depreciation of real estate owned	10,916	9,168	3,850	—

Funds from operations (a)	$38,062	$31,290	$12,002	$(5)

FFO per common share	$0.84	$0.70	$0.68	$—

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company’s activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.
(c)	Room revenue divided by number of rooms sold.
(d)	ADR multiplied by occupancy.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the extended-stay hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and included in Item 1A of this report.

General

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 28 hotels within different markets in the United States. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003, five hotels acquired during 2004 and one in 2005. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate and revenue per available room, and expenses, such as hotel operating expenses, general and administrative and other expenses described below. While the Company experienced delay in its hotel acquisitions, the performance of the hotels owned, have generally met expectations.

The following is a summary of results.

	Year ended December 31, 2005 and 2004 (in thousands, except statistical data)
	2005	POR	2004	POR	Percent change
Total revenues	$109,413	100%	$90,260	100%	21%
Hotel direct expenses	61,430	56%	50,926	56%	21%
Taxes, insurance and other expense	6,970	6%	6,095	7%	14%
General and administrative expense	2,807	3%	2,086	2%	35%

Depreciation	$11,187		$9,452		18%
Interest expense	397		404		(2)%

ADR	$104		$99		5%
Occupancy	75%		73%		3%
RevPAR	$78		$73		7%

Hotels Owned

As of December 31, 2005, the Company owned the following 28 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	12,000,000	120
Cypress	California	Residence Inn	May 2003	19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	12,300,000	127
Danbury	Connecticut	Springhill Suites	August 2003	11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	8,800,000	168
Addison	Texas	Courtyard	October 2003	15,600,000	176
Harlingen	Texas	Courtyard	October 2003	10,000,000	114
Houston	Texas	Courtyard	October 2003	15,000,000	153
Houston	Texas	Courtyard	August 2004	11,000,000	100
Houston	Texas	Residence Inn	August 2004	13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	14,300,000	120
Park Central	Texas	Residence Inn	October 2003	13,900,000	139
Federal Way	Washington	Courtyard	September 2004	16,900,000	160
Merrifield	Virginia	Courtyard	August 2005	27,925,005	206

				$407,925,005	3,717

Substantially all of the purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The purchase price also includes payment of a commission of 2% of the purchase price or a total of $8.2 million to Apple Suites Realty Group, Inc. (“ASRG”), an entity wholly-owned by the Company’s Chairman, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

Except for nine Marriott brand hotels that are managed by Western International, Inc. (“Western”), the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the years ended December 31, 2005 and 2004, the Company incurred approximately $331,864 and $425,163 in incentive management fees.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percentage of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. For the years ended December 31, 2005 and 2004, the Company incurred no incentive management fees. These management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. The terms of these management agreements and franchise agreements range from 15-20 years.

During the years ended December 31, 2005 and 2004, the Company incurred approximately $6.5 million and $5.0 million in management and franchise fees associated with these agreements.

Results of Operations for Years 2005 and 2004

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations are for the 28 hotels acquired through December 31, 2005 for their respective periods owned. For the years ended December 31, 2005 and 2004, the Company had total revenue of $109.4 million and $90.3 million. For the years ended December 31, 2005 and 2004, the hotels achieved average occupancy of 75% and 73%, average daily rate or ADR of $104 and $99 and revenue per available room or RevPAR of $78 and $73, respectively. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The overall increase in revenue is due to a full year of operations in 2005 for 27 hotels and the addition of one new hotel in August 2005. The RevPAR increase reflects the increase in business of new hotels acquired in prior years and the overall improvement in the hospitality industry. The Company will continue to focus on quickly penetrating markets of new hotels and maximizing ADR and occupancy.

Expenses

Expenses for the years ended December 31, 2005 and 2004 represented the expenses related to the 28 hotels purchased as of December 31, 2005 and for their respective periods owned. The overall increase in expenses reflects the operations of 27 hotels held for a full year in 2005 that were acquired in previous years and the addition of one new hotel in August 2005.

For the years ended December 31, 2005 and 2004, hotel operating expenses of the hotels totaled $61.4 million and $50.9 million or 56% of revenue in both years.

Taxes, insurance, and other expense for the years ended December 31, 2005 and 2004 was $7.0 million and $6.1 million or 6% of revenue in 2005 and 7% of revenue in 2004. The decrease as a percent to revenue is due to a decline in property insurance rates negotiated by the Company.

General and administrative expense for the years ended December 31, 2005 and 2004 was $2.8 million and $2.1 million or 3% and 2% of revenue. The increase in G&A was due to an increase in charges for corporate headcount to support the growing business, as well as increases in corporate governance costs. The principal components of general and administrative expense are advisory, legal, accounting and financial reporting expense.

Depreciation expense for the years ended December 31, 2005 and 2004 was $11.2 million and $9.5 million, respectively. Depreciation expense represents expense of the Company’s 28 hotels and related personal property for their respective periods owned, and depreciation on the Company’s airplane.

Interest expense for the years ended December 31, 2005 and 2004 was $397,065 and $404,069, which consists primarily of interest expense on the debt assumed with the Harlingen hotel acquisition in October 2003. The outstanding balance assumed was approximately $4.7 million with an 8.5% annual interest rate.

Results of Operations for Years 2004 and 2003

Revenues

For the years ended December 31, 2004 and 2003, the Company had total revenue of $90.3 million and $33.1 million. For the years ended December 31, 2004 and 2003, the hotels achieved average occupancy of 73%, ADR of $99 and $91 and RevPAR of $73 and $66, respectively. The overall increase in revenue is due to a full year of operations in 2004 for 22 hotels acquired throughout 2003. The RevPAR increase reflects the mix of hotels owned in 2004 and the full ramp up of new hotels acquired in 2003.

Expenses

Expenses for the years ended December 31, 2004 and 2003 represented the expenses related to the 27 hotels purchased as of December 31, 2004 and their respective periods owned. The overall increase in expenses reflects the operations of 22 hotels held for a full year in 2004 that were acquired throughout 2003.

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

General and administrative expense for the years ended December 31, 2004 and 2003 was $2.1 million and $896,833 or 2% and 3% of revenue of the 27 hotels for their respective periods owned. The principal components of general and administrative expense are advisory, legal, accounting and financial reporting expense.

Depreciation expense for the years ended December 31, 2004 and 2003 was $9.5 million and $4.0 million, respectively. Depreciation expense represents expense of the Company’s 27 hotels and related personal property for their respective periods owned, and depreciation on the Company’s airplane.

Interest expense for the years ended December 31, 2004 and 2003 was $404,069 and $550,318, respectively. Interest expense in 2003 related to a $50 million dollar bridge loan, which bore interest based on LIBOR or prime rate, utilized to close fourth quarter 2003 hotel acquisitions. This bridge loan was repaid in full in December 2003. Interest expense also includes interest on the debt assumed with the Harlingen hotel acquisition in October 2003. The outstanding balance assumed was approximately $4.7 million with an 8.5% annual interest rate.

Related Party Transactions

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $8.2 million, which have been capitalized as a part of the purchase price of the hotels.

The Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. For the years ended December 31, 2005 and 2004, the Company incurred and paid advisory and other reimbursable expenses of approximately $1.7 million and $1.0 million under this agreement. These amounts are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and CEO of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple REIT Seven, Inc. (a newly organized Company which is proposed to be a diversified REIT). The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

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

No additional consideration is due upon the conversion of the Series B convertible preferred shares. Upon the occurrence of a conversion event, the Company will record expense for the difference between the fair value of its common stock and issue price of the Series B convertible preferred shares. The beneficial conversion feature at December 31, 2005, assuming a conversion event had occurred, would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of expense.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2005:

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $2.0 million)	$6,601	$468	$937	$937	$4,259

Cash and cash equivalents

Cash and cash equivalents totaled $1.1 million at December 31, 2005 and $38.6 million at December 31, 2004. The decrease in cash resulted from a hotel acquisition in the third quarter of 2005 and the payment of distributions and general corporate expenses.

Equity

The Company commenced operations effective January 3, 2003 with the Company’s first investor closing. The offering concluded on March 18, 2004.

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2005, 1.6 million Units have been reinvested representing $17.4 million in proceeds to the Company.

The Company has instituted a unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. As of December 31, 2005, the Company has redeemed $22.2 million representing 2.0 million Units. Redemptions are being funded primarily through the Company’s Dividend Reinvestment Program.

Capital Requirements and Resources

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws. In January 2006, the Company entered into a $10 million revolving line of credit with an initial borrowing of $7.5 million. The line of credit, which matures in one year, bears interest based on LIBOR or the prime lending rate and will be used for working capital needs.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate in 2005 and 2004 was at an annual rate of $.88 per Unit outstanding and was paid monthly. The Company’s distributions included a return of capital based on the Company’s earnings and profits. Although cash from operations was less than distributions in 2005 by $1.3 million, the Company anticipates earnings for a full year of operations for all of its properties to allow the Company to continue its current distribution payment policy. However, there can be no assurance that the Company will continue its current distribution amount or that it will be completely funded from operations.

The Company has on-going capital commitments to fund its capital improvements. For the year ended December 31, 2005, the Company made capital improvements of approximately $6.5 million as compared to $1.0 million in the prior year. In 2005, a majority of the improvements were for three hotel renovations. The Company is required, under all of the Company’s management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of approximately 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2005 and 2004, the Company held $4.1 million and $4.7 million in reserve.

In general, the Company expects capital resources to be adequate to meet its cash requirements in 2006.

Subsequent Events

During January 2006, the Company paid distributions in the amount of $3.3 million. Of that amount, $2.3 million was paid out in cash dividends and $1.0 million was reinvested into additional Units of the Company.

During February 2006, the Company paid distributions in the amount of $3.3 million. Of that amount, $2.3 million was paid out in cash dividends and $1.0 million was reinvested into additional Units of the Company.

During January 2006, the Company redeemed 328,333 Units representing approximately $3.6 million, under its Share Redemption Program.

In January 2006, the Company entered into a $10 million revolving line of credit with initial borrowing of $7.5 million. The line of credit, which terminates in January 2007, may be extended under certain conditions and bears interest based on LIBOR or the prime rate.

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Investment Policy

The purchase price of real estate properties acquired is allocated to the various components, such as land, buildings and improvements, intangible assets and in-place leases as appropriate, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The purchase price is allocated based on the fair value of each component at the time of acquisition. Generally, real estate assets acquired do not have in-place leases as lease terms for hotel properties are very short term in nature. None of the purchase price has been allocated to intangible assets such as management contracts and franchise agreements as such contracts are generally at current market rates and any other value attributable to these contracts is not considered material.

Recent Account Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, Pro forma disclosure is no longer an alternative. Statement 123 (R) will be adopted by the Company in the first quarter of 2006. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2005, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8. Financial Statements and Supplementary Data

Report of Management

on Internal Control over Financial Reporting

March 7, 2006

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

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight	Bryan Peery
Chairman and Chief Executive Officer	Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Apple Hospitality Five, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management Internal Control over Financial Reporting”, that Apple Hospitality Five, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple Hospitality Five, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apple Hospitality Five, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple Hospitality Five, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Hospitality Five, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2005 and our report dated March 7, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Hospitality Five, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Five, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statement of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Five, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple Hospitality Five, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 7, 2006

Apple Hospitality Five, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Investment in hotels, net of accumulated depreciation of $23,934 and $13,018, respectively	$401,732	$377,428
Cash and cash equivalents	1,082	38,630
Restricted cash-furniture, fixtures and other escrows	4,277	4,874
Due from third party managers, net	3,157	2,459
Other assets, net	3,199	3,884

TOTAL ASSETS	$413,447	$427,275

LIABILITIES
Notes payable-secured	$4,575	$4,646
Accounts payable and accrued expenses	1,986	1,005

TOTAL LIABILITIES	6,561	5,651
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,226,571 and 45,419,676 shares, respectively	—	—
Class B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,226,571 and 45,419,676 shares, respectively	443,722	445,825
Distributions greater than net income	(36,860)	(24,225)

TOTAL SHAREHOLDERS’ EQUITY	406,886	421,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$413,447	$427,275

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Revenues:
Suite revenue	$102,329	$83,588	$31,204
Other revenue	7,084	6,672	1,926

Total revenue	109,413	90,260	33,130

Expenses:
Operating expense	27,797	23,533	8,061
Hotel administrative expense	9,575	7,884	2,872
Sales and marketing	7,434	6,263	2,305
Utilities	5,051	3,942	1,435
Repair & maintenance	5,081	4,268	1,583
Franchise fees	1,835	1,325	477
Management fees	4,657	3,711	1,244
Taxes, insurance and other	6,970	6,095	2,070
General and administrative	2,807	2,086	897
Depreciation expense	11,187	9,452	4,001

Total expenses	82,394	68,559	24,945

Operating income	27,019	21,701	8,185

Interest income	524	825	517
Interest expense	(397)	(404)	(550)

Net income	$27,146	$22,122	$8,152

Basic and diluted income per common share	$0.60	$0.50	$0.46

Weighted average shares outstanding—basic and diluted	45,198	44,524	17,686
Distributions declared per common share	$0.88	$0.88	$0.88

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands except per share data)

	Common Stock		Class B Convertible Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2003	—	$—	240	$24	$(5)	$19

Net proceeds from the sale of common shares	36,300	355,989	—	—	—	355,989
Net income	—	—	—	—	8,152	8,152
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(15,566)	(15,566)

Balance at December 31, 2003	36,300	355,989	240	24	(7,419)	348,594

Net proceeds from the sale of common shares	9,372	92,514	—	—	—	92,514
Common shares issued through reinvestment of distributions	523	5,755				5,755
Common shares redeemed	(775)	(8,433)	—	—	—	(8,433)
Net income	—	—	—	—	22,122	22,122
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(38,928)	(38,928)

Balance at December 31, 2004	45,420	445,825	240	24	(24,225)	421,624

Common shares issued through reinvestment of distributions	1,060	11,645	—	—	—	11,645
Common shares redeemed	(1,253)	(13,748)	—	—	—	(13,748)
Net income	—	—	—	—	27,146	27,146
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(39,781)	(39,781)

Balance at December 31, 2005	45,227	$443,722	240	$24	$(36,860)	$406,886

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003

Cash flow provided by operating activities:
Net income	$27,146	$22,122	$8,152
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,187	9,452	4,001
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(393)	(747)	(1,610)
Debt service and other escrows	15	37	(249)
Other assets	(432)	(110)	803
Accrued expenses	981	201	(441)

Net cash provided by operating activities	38,504	30,955	10,656

Cash flow used in investing activities:
Cash paid in acquisition of hotels	(28,983)	(65,175)	(320,899)
Acquisition of other asset	—	—	(3,342)
(Increase) Decrease in cash paid for future acquisitions	846	322	(1,300)
Capital improvements	(6,542)	(1,043)	(1,364)
Net decrease (increase) in cash restricted for property improvements	582	(1,097)	(565)

Net cash used in investing activities	(34,097)	(66,993)	(327,470)
Cash flow from (used in) financing activities
Net proceeds from issuance of common stock	11,645	98,269	356,429
Redemptions of common stock	(13,748)	(8,433)	—
Repayment of secured notes payable	(71)	(60)	(14)
Principal payments on line of credit	—	—	(218)
Cash distributions paid to shareholders	(39,781)	(38,928)	(15,566)

Net cash provided by (used in) financing activities	(41,955)	50,848	340,631
Increase (decrease) in cash and cash equivalents	(37,548)	14,810	23,817

Cash and cash equivalents, beginning of period	38,630	23,820	3

Cash and cash equivalents, end of period	$1,082	$38,630	$23,820

Supplemental information:
Interest paid	$397	$370	$550

Non-cash transactions:
Other assets and escrows assumed in acquisitions	$—	$543	$2,389
Other liabilities assumed in acquisitions	$—	$24	$959
Notes payable-secured assumed in acquisitions	$—	$—	$4,720

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Organization

Apple Hospitality Five, Inc. (the “Company”) is a Virginia corporation, formed on September 20, 2002, with the first investor closing under its best-efforts offering commencing on January 3, 2003. The offering concluded on March 18, 2004. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”) (a related party owned by Glade M. Knight, Chairman of the Company) and other due-diligence costs reimbursed to Apple Hospitality Two, Inc. (also a related party, of which Glade M. Knight serves as the Chairman of the Board of Directors and Chief Executive Officer). Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, 10 years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Offering Costs

As of December 31, 2005, the Company had incurred $51.5 million in costs related to its best-efforts offering of Units. Each Unit is equal to one common share, no par value and one Series A preferred share of the Company. The first closing of Units occurred on January 3, 2003 with the sale of 4,761,905 Units at $10.50 per Unit, with proceeds net of commissions totaling $44,999,999. The offering concluded on March 18, 2004.

Comprehensive Income

The Company recorded no comprehensive income for the years ended December 31, 2005, 2004 and 2003.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect at December 31, 2005, 2004, or 2003; therefore, basic and diluted earnings per share were equal for the periods presented. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares (see Note 4).

Federal Income Taxes

As a REIT, the Company receives a deduction for its distributions to shareholders and is required to distribute 90% of its earnings and profits. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The Company’s distributions are taxable to its shareholders to the extent the distribution is characterized as ordinary income. The characterization of 2005 distributions of $0.88 per share for tax purposes was 71% ordinary income and 29% return of capital and 2004 distributions of $0.88 per share for tax purposes was 73% ordinary income and 27% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a financial reporting and taxable loss for the years ended December 31, 2005, 2004, and 2003 and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. The total net operating loss carry-forward for federal income tax purposes was approximately $6.9 million at December 31, 2005 and $3.0 million at December 31, 2004. There are no material differences between the book and tax basis of the Company’s assets.

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

Notes to Consolidated Financial Statements—(Continued)

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

Summary of Significant Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values, pro forma disclosure is no longer an alternative. The Company will adopt Statement 123 (R) in the first quarter of 2006. The adoption of the statement is not anticipated to have a material impact on the Company’s results of operations or financial position.

Note 2

Investments in Hotels

At December 31, 2005, the Company owned 28 hotels which were acquired during 2005, 2004 and 2003. Twenty-two of the hotels are Marriott brands of which 11 are Residence Inn by Marriott, nine of the hotels are Courtyard by Marriott, one hotel is a Marriott Suites and one hotel is a Springhill Suites. The other six are Hilton brand hotels of which four are Homewood Suites by Hilton and two are Hilton Garden Inns. The hotels are located in fifteen states.

Investment in hotels consisted of the following at December 31 (in thousands):

	2005	2004
Land	$76,798	$72,559
Building and Improvements	328,244	301,131
Furniture, Fixtures and Equipment	20,624	16,756

	425,666	390,446
Less Accumulated Depreciation	(23,934)	(13,018)

Investments in Hotels, net	$401,732	$377,428

Notes to Consolidated Financial Statements—(Continued)

Acquisitions

As of December 31, 2005, the Company owned the following 28 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	12,000,000	120
Cypress	California	Residence Inn	May 2003	19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	12,300,000	127
Danbury	Connecticut	Springhill Suites	August 2003	11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	8,800,000	168
Addison	Texas	Courtyard	October 2003	15,600,000	176
Harlingen	Texas	Courtyard	October 2003	10,000,000	114
Houston	Texas	Courtyard	October 2003	15,000,000	153
Houston	Texas	Courtyard	August 2004	11,000,000	100
Houston	Texas	Residence Inn	August 2004	13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	14,300,000	120
Park Central	Texas	Residence Inn	October 2003	13,900,000	139
Merrifield	Virginia	Courtyard	August 2005	27,925,005	206
Federal Way	Washington	Courtyard	September 2004	16,900,000	160

				$407,925,005	3,717

Substantially all of the purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements. The Company also used the proceeds of its offering to pay 2% of the gross purchase price for these hotels, which equals approximately $8.2 million, as a commission to ASRG, an entity wholly-owned by the Company’s Chairman, Glade M. Knight.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

In conjunction with the acquisition of the eight operating hotels in October 2003, the Company assumed debt with the Harlingen hotel in the approximate amount of $4,850,000 which is secured by a first mortgage on the hotel. The loan matures on June 1, 2011. As of December 31, 2005, the outstanding principal balance for this

Notes to Consolidated Financial Statements—(Continued)

loan was approximately $4.6 million. The annual interest rate is 8.5% and payments of principal and interest are due in monthly installments. The amount due each month is $39,053. The loan is amortized for a period of twenty-five years and a balloon payment in the amount of $4,063,597 is due on June 1, 2011. At the request of the lender, the Company formed new subsidiaries to serve as the owner and lessee for this hotel, and caused these subsidiaries to be “special purpose entities.” To qualify as special purpose entities, these subsidiaries have organizational documents that impose certain requirements on them while the loan is outstanding. In particular, these subsidiaries must maintain separate legal identities and must limit their activities to dealing with the hotel that secures the loan.

The aggregate amounts of principal payable under the Company’s promissory note, for the five years subsequent to December 31, 2005 are as follows (in thousands):

2006	$78
2007	84
2008	91
2009	100
2010	109
Thereafter	4,113

$4,575

Note 4

Shareholders’ Equity

The Company registered its Units (each Unit consists of one common share and one Series A preferred share) on Registration Statement Form S-11 (File No. 333-100044) filed with the Securities and Exchange Commission on December 3, 2002. The Company began its best-efforts offering of its Units, no par value, the same day the Registration Statement was declared effective by the Securities and Exchange Commission. The managing underwriter was David Lerner Associates, Inc. All of the Units were sold for the Company’s account. The Company concluded its best efforts offering on March 18, 2004.

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

Notes to Consolidated Financial Statements—(Continued)

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

Expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. The beneficial conversion feature at December 31, 2005, assuming a conversion event had occurred, would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of expense.

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2005, 1.6 million Units have been reinvested representing $17.4 million in proceeds to the Company through the plan.

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the share redemption program or reduce the number of Units purchased under the share redemption program if it determines the funds otherwise available to fund the share redemption program are needed for other purposes. As of December 31, 2005, the Company has redeemed $22.2 million representing 2.0 million Units.

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

Notes to Consolidated Financial Statements—(Continued)

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

On January 2, 2003, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. The maximum number of Units that can be issued under the Incentive Plan is 1,927,045. As of December 31, 2005, no options have been issued under the plan.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. Under the Incentive Plan, at the earliest, options become exercisable at the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In 2005 the Company granted 50,715 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. Activity in the Company’s share option plan during 2005, 2004 and 2003 is summarized in the following table:

	2005	2004	2003
Outstanding, beginning of year:	70,628	34,240	—
Granted	50,715	36,388	34,240
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	121,343	70,628	34,240

Exercisable, end of year:	121,343	70,628	34,240

The weighted-average exercise price:	$11.00	$11.00	$11.00

Notes to Consolidated Financial Statements—(Continued)

The following information about stock-based compensation costs reconciles the difference of accounting for stock-based compensation under the intrinsic value method of APB No. 25 and related interpretations and the fair value method prescribed under SFAS No. 123.

(In thousands, except per share data)	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Net income, as reported	$27,146	$22,122	$8,152
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct: Stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	41	40	15

Pro forma net income as if the fair value method had been applied to all option grants	$27,105	$22,082	$8,137

Earnings per common share:
Basic and diluted-as reported	$0.60	$0.50	$0.46
Basic and diluted-pro forma	$0.60	$0.50	$0.46

*	All options issued to date have been 100% vested upon issuance.

Pro forma information regarding net income and earnings per share is required by FASB 123, under the fair value method described in that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 4.00%, 4.14% and 4.06%; expected volatility of approximately 0.236, 0.272 and 0.244, expected dividend yields of 8% for all three years and expected life of approximately 10 years. Fair value of options granted was $0.81 for 2005, $1.10 for 2004 and $0.43 for 2003, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 6

Management Agreements

Except for nine Marriott brand hotels that are managed by Western International, Inc. (“Western”), the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $332 thousand, $425 thousand and $50 thousand in incentive management fees.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is

Notes to Consolidated Financial Statements—(Continued)

also subject to incentive management fees, if certain levels of operating profit are reached. For the years ended December 31, 2005, 2004 and 2003, the Company incurred no incentive management fees. These management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Promus Hotels Inc. (“Promus”) manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Promus charges fees for this function, which are calculated as a percentage of revenue. Promus also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. The terms of these management agreements and franchise agreements range from 15 to 20 years.

During the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $6.5 million, $5.0 million and $1.7 million, respectively, associated with these agreements.

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These amounts are capitalized as part of the purchase price of the hotels. Total payments to date to ASRG for services under the terms of this contract were approximately $8.2 million, which have been capitalized as a part of the purchase price of the hotels.

The Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. For the years ended December 31, 2005, 2004 and 2003, the Company incurred and paid advisory and other reimbursable expenses of approximately $1.7 million, $1.0 million and $0.3 million under this agreement. These amounts are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and CEO of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple REIT Seven, Inc. (a newly organized company which is proposed to be a diversified REIT). The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

In June 2004, the Company transferred its rights under a purchase contract for a hotel in Redmond, Washington to Apple REIT Six, Inc. Apple REIT Six, Inc. has the same Chairman and CEO as the Company. This transaction was entered into to prevent the Company from incurring secured debt to complete its planned property acquisitions. The transfer was completed at no expense to the Company.

Notes to Consolidated Financial Statements—(Continued)

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the years ended December 31, 2004 and 2003 is presented as if the hotel acquisitions occurred on January 1, 2003. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2003, nor does it purport to represent the results of operations for future periods.

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

Note 9

Other Assets

On July 17, 2003, the Company, through a wholly-owned subsidiary, Apple Hospitality Air, LLC, purchased a Lear jet. The jet is used mainly for acquisition and renovation due diligence trips and is leased to third parties at market rates. The purchase price was approximately $3.3 million with a salvage value of $330,000. The asset is depreciated over a useful life of 10 years. For the years ended December 31, 2005, 2004 and 2003, the Company recorded depreciation expense in the amount of approximately $271,000, $284,000 and $151,000.

Note 10

Subsequent Events

During January 2006, the Company paid distributions in the amount of $3.3 million. Of that amount, $2.3 million was paid out in cash dividends and $1.0 million was reinvested into additional Units of the Company.

During February 2006, the Company paid distributions in the amount of $3.3 million. Of that amount, $2.3 million was paid out in cash dividends and $1.0 million was reinvested into additional Units of the Company.

During January 2006, the Company redeemed 328,333 Units representing approximately $3.6 million, under its Share Redemption Program.

In January 2006, the Company entered into a $10 million revolving line of credit with initial borrowing of $7.5 million. The line of credit, which terminates in January 2007, may be extended under certain conditions and bears interest based at the Company’s option on LIBOR or the prime rate.

Note 11

Industry Segments

The Company owns extended-stay and limited service hotel properties throughout the United States which generate rental and other property related income. The Company separately evaluates the performance of each of

Notes to Consolidated Financial Statements—(Continued)

its hotel properties. However, because each of the hotel properties has similar economic characteristics, facilities, and services, the properties have been aggregated into a single segment. All segment disclosure is included in or can be derived from the Company’s consolidated financial statements.

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2005 and 2004, in thousands, except per share data:

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,909	$27,443	$27,647	$27,414
Net income	$7,276	$7,344	$5,762	$6,764
Basic and diluted earnings per common share	$0.16	$0.16	$0.13	$0.15
Distributions paid per share	$0.22	$0.22	$0.22	$0.22

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$21,668	$22,306	$23,158	$23,128
Net income	$5,941	$5,786	$5,693	$4,702
Basic and diluted earnings per common share	$0.15	$0.13	$0.13	$0.09
Distributions paid per share	$0.22	$0.22	$0.22	$0.22

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

See Item 8 for the Report of Management on Internal Control over Financial Reporting and the Company’s Independent Registered Public Accounting Firm’s attestation report regarding internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by Items 401, 405 and 406 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2006 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2006 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2006 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2006 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2006 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2006 Proxy Statement is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements of Apple Hospitality Five, Inc.

These financial statements are set forth in Item 8 of this report and are hereby incorporated by reference.

2. Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation (Included at the end of this Part IV of this report)

3. Exhibits

Incorporated herein by reference are the exhibits listed under “Exhibits Index” to this Report.

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2005

(In thousands)

Description	Encumbrances	Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Suites
		Land	Bldg./ FF&E
Albuquerque, New Mexico	$—	$1,111	$12,214	$292	$13,617	$(1,288)	2001	February 2003	3 - 39 yrs.	151
Baton Rouge, Louisiana	—	1,553	5,734	571	7,858	(623)	1999	February 2003	3 - 39 yrs.	115
Brownsville, Texas	—	1,944	9,426	51	11,421	(705)	2000	October 2003	3 - 39 yrs.	102
Cleveland/Solon, Ohio	—	2,446	7,996	107	10,549	(738)	2002	September 2003	3 - 39 yrs.	86
Colorado Springs, Colorado	—	1,447	11,237	100	12,784	(1,090)	2000	February 2003	3 - 39 yrs.	127
Cranbury, New Jersey	—	2,432	9,017	48	11,497	(756)	2002	May 2003	3 - 39 yrs.	108
Cypress, California	—	4,108	15,449	45	19,602	(1,408)	2002	May 2003	3 -39 yrs.	155
Dallas/Addison, Texas	—	2,992	12,669	56	15,717	(936)	2000	October 2003	3 - 39 yrs.	176
Dallas/DFW Airport, Texas	—	2,138	9,051	53	11,242	(659)	2001	October 2003	3 - 39 yrs.	100
Dallas/Park Central, Texas	—	3,248	11,043	33	14,324	(849)	2001	October 2003	3 - 39 yrs.	139
Danbury, Conneticut	—	1,649	10,160	16	11,825	(867)	2002	August 2003	3 - 39 yrs.	106
Federal Way, Washington	—	3,535	13,281	40	16,856	(525)	1999	September 2004	3 - 39 yrs.	160
Franklin, New Jersey	—	2,821	10,677	63	13,561	(847)	2002	May 2003	3 - 39 yrs.	108
Ft. Worth, Texas	—	2,486	8,244	83	10,813	(566)	2004	March 2004	3 - 39 yrs.	92
Harlingen, Texas	4,575	2,533	7,696	100	10,329	(483)	1995	October 2003	3 - 39 yrs.	114
Hauppage, New York	—	3,288	15,856	64	19,208	(1,208)	2002	May 2003	3 - 39 yrs.	100
Houston Westchase, Texas	—	2,336	12,460	1,232	16,028	(1,292)	1999	January 2003	3 - 39 yrs.	120
Houston, Texas	—	2,206	12,829	66	15,101	(845)	1999	October 2003	3 - 39 yrs.	153
Houston, Texas	—	2,357	10,894	49	13,300	(480)	2004	August 2004	3 - 39 yrs.	120
Houston, Texas	—	1,692	9,871	41	11,604	(428)	2004	August 2004	3 - 39 yrs.	100
Las Vegas, Nevada	—	6,342	36,170	3,502	46,014	(2,376)	1997	October 2003	3 - 39 yrs.	278
Lebanon, New Jersey	—	3,615	11,693	14	15,322	(969)	2003	August 2003	3 - 39 yrs.	125
Merrifield, Virginia	—	4,285	24,698	—	28,983	(341)	2005	August 2005	3 - 39 yrs.	206
Nashville, Tennessee	—	1,746	7,319	1,008	10,073	(652)	1986	June 2003	3 - 39 yrs.	168
Tampa, Florida	—	2,962	9,746	328	13,036	(887)	1999	September 2003	3 - 39 yrs.	95
Tucson, Arizona	—	1,777	10,520	—	12,297	(361)	2004	December 2004	3 - 39 yrs.	120
Tuscon, Arizona	—	3,120	9,514	183	12,817	(632)	1996	October 2003	3 - 39 yrs.	153
Westbury, New York	—	4,655	15,222	11	19,888	(1,123)	2003	December 2003	3 - 39 yrs.	140

	$4,575	$76,824	$340,686	$8,156	$425,666	$(23,934)				3,717

	2005		2005
Real estate owned:		Accumulated depreciation:
Balance as of January 1	$390,446	Balance as of January 1	$13,018
Acquisition	28,983	Depreciation expense	10,916
Improvements	6,237

Balance at December 31	$425,666	Balance at December 31	$23,934

(1)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY FIVE, INC.
By:	/s/ GLADE M. KNIGHT	Date: March 9, 2006
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 9, 2006
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 9, 2006
Glade M. Knight, Director

By:	/s/ GLENN W. BUNTING, JR.	Date: March 9, 2006
Glenn W. Bunting, Jr., Director

By:	/s/ KENT W. COLTON	Date: March 9, 2006
Kent W. Colton, Director

By:	/s/ LISA B. KERN	Date: March 9, 2006
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 9, 2006
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: March 9, 2006
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 9, 2006
Robert M. Wily, Director

Exhibit Index

Exhibit Number	Description
2.1	Purchase Contract dated as of December 18, 2002 by and between Westel Properties II, Ltd., Apple Suites Realty Group, Inc., and, to the extent provided therein, joined in by W.I. Realty I, L.P. (as subsequently assigned by Apple Suites Realty Group, Inc. to AHF Houston Westchase Limited Partnership) (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

2.2	Agreement of Sale dated as of February 26, 2003 between Promus Hotels, Inc., Promus Hotels Florida, Inc. and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.3	Agreement (regarding Agreement of Sale (Dated as of February 26, 2003 between Apple Suites Realty Group, Inc., Apple Hospitality Five, Inc. and AHF Baton Rouge Limited Partnership (Incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.4	Purchase and Sale Agreement dated as of May 23, 2003 between Residence Inn By Marriott, Inc. and Apple Hospitality Five, Inc. regarding a hotel in Cypress (Los Alamitos), California. (Incorporated by reference to Exhibit 2.4 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.5	Purchase Contract dated as of April 1, 2003 between Briad Lodging Group Hauppauge, L.L.C., Briad Lodging Group Franklin, L.L.C., and Briad Lodging Group Cranbury, L.L.C. (as Seller) and Apple Hospitality Five, Inc. (as Buyer) regarding hotels in Somerset and Cranbury, New Jersey and Hauppage, New York. (Incorporated by reference to Exhibit 2.5 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.6	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 17, 2003 between WBL II Real Estate Limited Partnership and Apple Hospitality Five, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 2.6 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q (SEC File No. 000-50731) filed August 4, 2005).

10.1	Advisory Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.2	Subcontract and Assignment Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Suites Advisors, Inc. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.3	Property Acquisition/Disposition Agreement dated as of January 3, 2003 between Apple Suites Realty Group, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.4	2003 Incentive Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

Exhibit Number	Description
10.5	2003 Non-employee Directors Stock Option Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

10.6	Hotel Lease Agreement effective as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, and AHF Services Limited Partnership, as Lessee. (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.7	Management Agreement dated as of April 8, 1996 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager (as amended). (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.8	First Amendment to Management Agreement dated as of October 8, 1997 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.9	Assignment, Assumption and Amendment of Management Agreement dated as of January 3, 2003 by and among Westel Properties II, Ltd., as Assignor, AHF Services Limited Partnership, as Assignee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.10	Owner Agreement dated as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, AHF Services Limited Partnership, as Lessee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.11	Management Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.12	Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.13	Guarantee of Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. for the benefit of Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.14	Master Hotel Lease Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. and Apple Hospitality Five Management, Inc. regarding Homewood Suites® hotels in Colorado and New Mexico. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.15	Schedule setting forth information on two substantially identical Management Agreements (substantially identical to Exhibit 10.1 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.16	Schedule setting forth information on two substantially identical Franchise License Agreements (substantially identical to Exhibit 10.2 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

Exhibit Number	Description
10.17	Schedule setting forth information on two substantially identical Guarantees of Franchise License Agreements (substantially identical to Exhibit 10.3 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.18	Schedule setting forth information on a substantially identical Hotel Lease Agreement regarding Homewood Suites® hotel in Louisiana (substantially identical to Exhibit 10.4 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.19	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.20	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.20-A to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.21	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.20-B to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.22	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated by reference to Exhibit 10.20-C to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.23	Escrow Agreement dated as of April 1, 2003 among Briad Lodging Group Somerset, LLC, Briad Lodging Group Wallingford, LLC, Briad Development West, LLC, Briad Development East, LLC, Briad Restaurant Group, LLC, Apple Hospitality Five, Inc. and LandAmerica – Dallas National Division. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.24	Owner Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.25	Schedule setting forth information on five hotels (located in California, New Jersey, New York and Tennessee) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003). (Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.26	Management Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.27	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

Exhibit Number	Description
10.28	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.29	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Hauppage, New York. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.30	Amended and Restated Management Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.31	Schedule setting forth information on four hotels (located in Connecticut, Florida, New Jersey and Ohio) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.32	Schedule setting forth information on nine substantially identical Hotel Lease Agreements (substantially identical to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No.333-100044) filed on March 13, 2003). (Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the registrant’s registration statement on Form S-11 filed December 23, 2003).

10.33	Hotel Lease Agreement, effective as of December 15, 2004 between Apple Hospitality Five, Inc., and Apple Hospitality Five Management, Inc. regarding property in Tucson, Arizona (Incorporated by reference to Exhibit 10.33 to Form 10-K (SEC File No. 000-50731) filed March 11, 2005).

21.1	Subsidiaries of Apple Hospitality Five, Inc. (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.