Form 10-Q
period 2006-03-31
APPLE HOSPITALITY FIVE INC
filed 2006-05-04
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

At May 1, 2006, there were 45,248,677 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

This Quarterly report on Form 10-Q includes references to certain trademarks or service marks. SpringHill Suites®, by Marriott, Courtyard® by Marriott, Residence Inn® by Marriott and Marriott Suites® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. The Homewood Suites® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Investment in hotels, net of accumulated depreciation of $26,987 and $23,934, respectively	$400,762	$401,732
Cash and cash equivalents	269	1,082
Restricted cash-furniture, fixtures and other escrows	4,589	4,277
Due from third party managers, net	6,679	3,157
Other assets, net	2,764	3,199

TOTAL ASSETS	$415,063	$413,447

LIABILITIES
Notes payable	$8,805	$4,575
Accounts payable and accrued expenses	1,152	1,986

TOTAL LIABILITIES	9,957	6,561

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,161,687 and 45,226,571 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,161,687 and 45,226,571 shares, respectively	443,015	443,722
Distributions greater than net income	(37,933)	(36,860)

TOTAL SHAREHOLDERS’ EQUITY	405,106	406,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$415,063	$413,447

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Revenues:
Suite revenue	$29,665	$25,051
Other revenue	1,972	1,858

Total revenue	31,637	26,909

Expenses:
Operating expense	7,246	6,538
Hotel administrative expense	2,567	2,276
Sales and marketing	2,046	1,708
Utilities	1,312	1,118
Repair & maintenance	1,297	1,288
Franchise fees	674	426
Management fees	1,693	1,390
Taxes, insurance and other	2,015	1,664
General and administrative	657	609
Depreciation expense	3,112	2,642

Total expenses	22,619	19,659

Operating income	9,018	7,250

Interest income	37	124
Interest expense	(207)	(98)

Net income	$8,848	$7,276

Basic and diluted income per common share	$0.20	$0.16

Weighted average shares outstanding - basic and diluted	45,097	45,283

Distributions declared per common share	$0.22	$0.22

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2006	Three months ended March 31, 2005
Cash flow from operating activities:
Net income	$8,848	$7,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,112	2,642
Changes in operating assets and liabilities:
Due from third party managers	(3,522)	(2,632)
Debt service and other escrows	40	57
Other assets	376	(29)
Accrued expenses	(834)	88

Net cash provided by operating activities	8,020	7,402

Cash flow used in investing activities:
Capital improvements	(2,083)	(584)
Net increase in cash restricted for property improvements	(352)	(369)

Net cash used in investing activities	(2,435)	(953)

Cash flow used in financing activities
Net proceeds from issuance of common stock	2,898	2,919
Redemptions of common stock	(3,605)	(3,735)
Repayment of secured notes payable	(20)	(19)
Net proceeds from line of credit	4,250	—
Cash distributions paid to shareholders	(9,921)	(9,962)

Net cash used in financing activities	(6,398)	(10,797)

Decrease in cash and cash equivalents	(813)	(4,348)

Cash and cash equivalents, beginning of period	1,082	38,630

Cash and cash equivalents, end of period	$269	$34,282

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financials should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Organization

Apple Hospitality Five, Inc. (the “Company”), a Virginia corporation, was formed on September 20, 2002, and its first investor closing was on January 3, 2003. The Company completed its best-efforts offering on March 18, 2004. The accompanying consolidated financial statements include the accounts of the Company along with its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and elected the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position. No share-based expense was recorded during the three months ending March 31, 2006.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three months ended March 31, 2006 and 2005. The Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Note 2

Investments in Hotels

The Company owned 28 hotels as of March 31, 2006. The Courtyard by Marriott in Vienna, Virginia was purchased in August 2005. All other properties were purchased prior to 2005.

Note 3

Notes payable

In January 2006, the Company entered into a $10 million revolving line of credit. The line of credit, which terminates in January 2007, currently bears interest based on LIBOR which was 4.826% at March 31, 2006. As of March 31, 2006, there was $4.3 million outstanding on the line of credit.

Note 4

Shareholders’ Equity

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2006, the Company redeemed 328,333 Units in the amount of $3.6 million under the program.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the Program. As of March 31, 2006, 1.8 million Units have been reinvested, representing $20.3 million in proceeds to the Company since the plan’s inception.

Expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Assuming a conversion event had occurred, there would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of expense.

Note 5

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group, Inc. (ASRG) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. There were no acquisitions or dispositions during the periods reported; therefore, there were no costs incurred with ASRG.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the three months ended March 31, 2006 and 2005, the Company incurred advisory and other reimbursable expenses of approximately $438,000 and $380,000 under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT, and Apple REIT Seven, Inc., (a newly organized company which is proposed to be a diversified REIT). The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Note 6

Subsequent Events

In April 2006, the Company declared and paid approximately $3.3 million, or $.073 per share, in distributions to its common shareholders of record on March 28, 2006, of which $957,000 or 86,990 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2006, the Company also redeemed 261,573 Units representing approximately $2.9 million, under the Company’s Unit redemption program.

In April 2006, the Company entered into a sale agreement for its Lear Jet with a net sales price of approximately $2.8 million, which approximates net book value. The transaction is planned to close in May 2006.

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

	Three months ended March 31, 2006 and 2005
(in thousands, except statistical data)	2006	POR	2005	POR	Percent change
Total revenues	$31,637	100%	$26,909	100%	18%
Hotel direct expenses	16,835	53%	14,744	55%	14%
Taxes, insurance and other expense	2,015	6%	1,664	6%	21%
General and administrative	657	2%	609	2%	8%
Depreciation	3,112	10%	2,642	10%	18%
ADR	$117		$106		10%
Occupancy	75%		74%		1%
RevPAR	$87		$79		10%

Hotels Owned

As of March 31, 2006, the Company owned the following 28 hotel properties:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	$12,000,000	120
Cypress	California	Residence Inn	May 2003	$19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	$12,300,000	127
Danbury	Connecticut	SpringHill Suites	August 2003	$11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	$12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	$7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	$42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	$15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	$11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	$13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	$12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	$19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	$18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	$10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	$8,800,000	168
Addison	Texas	Courtyard	October 2003	$15,600,000	176
Harlingen	Texas	Courtyard	October 2003	$10,000,000	114
Houston	Texas	Courtyard	October 2003	$15,000,000	153
Houston	Texas	Courtyard	August 2004	$11,000,000	100
Houston	Texas	Residence Inn	August 2004	$13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	$10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	$11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	$11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	$14,300,000	120
Dallas Park Central	Texas	Residence Inn	October 2003	$13,900,000	139
Merrifield	Virginia	Courtyard	August 2005	$27,925,005	206
Federal Way	Washington	Courtyard	September 2004	$16,900,000	160

				$407,925,005	3,717

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. There were no acquisitions or dispositions during the periods reported; therefore, there were no costs incurred with ASRG.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), who in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the three months ended March 31, 2006 and 2005, the Company incurred advisory and other reimbursable expenses of approximately $438,000 and $380,000 under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT, and Apple REIT Seven, Inc., (a newly organized company which is proposed to be a diversified REIT). The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Results of Operations

The Company’s financial results for the first three months of 2006 have improved as compared to the first three months of 2005. This improvement reflects the increase in hotels owned as of March 31, 2006 as compared to prior year and the overall improvement in the hospitality industry. The Company will continue to focus on continuing to penetrate markets and maximizing ADR and occupancy. Although there can be no assurances of future results since many factors in the hotel industry are not controllable by the Company, it is anticipated this improvement will continue throughout 2006.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations are for the Company’s 28 hotels acquired through March 31, 2006 for their respective periods owned. For the three months ended March 31, 2006 and 2005, the Company earned total revenue of $31.6 million and $26.9 million. For these periods, the hotels achieved average occupancy of 75% and 74%, ADR of $117 and $106, and RevPAR of $87 and $79. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The overall increase in revenue for these periods is due to an additional hotel owned in 2006 as compared to 2005 and the overall improvement in the hospitality industry. The Company has and will continue to aggressively manage its room rates to maximize revenue.

Expenses

Expenses for the three months ended March 31, 2006 and 2005 represented the expenses related to the Company’s hotels purchased for their respective periods owned. Expenses increased overall due to the increased number of hotels owned in 2006 versus 2005 and to the overall increase in occupancy.

For the three months ended March 31, 2006 and 2005, direct expenses of the hotels totaled approximately $16.8 million or 53% of total revenue and $14.7 million or 55% of total revenue.

Taxes, insurance, and other expense for the three months ended March 31, 2006 and 2005 was approximately $2.0 million or 6% of total revenue and $1.7 million or 6% of total revenue.

General and administrative expense for the three months ended March 31, 2006 and 2005 was approximately $657,000 or 2% of total revenue and $609,000 or 2% of total revenue.

Depreciation expense for the three months ended March 31, 2006 and 2005 was approximately $3.1 million and $2.6 million. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned. The increase is due to the additional property acquired in the third quarter of 2005.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws. In January 2006, the Company entered into a $10 million revolving line of credit. The line of credit, which terminates in January 2007, may be extended under certain conditions and bears interest based on LIBOR or the prime rate. As of March 31, 2006, there was $4.3 million outstanding on the line of credit.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate is currently at an annual rate of $.88 per Unit outstanding, which is paid monthly. The Company’s distributions currently include a return of capital based on the Company’s earnings and profits. Although cash from operations was less than distributions for the three months ended March 31, 2006 by $1.9 million, the Company anticipates operating cash flow for a full year of operations, from hotels owned, to allow the Company to continue its current dividend payment policy. However, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of total revenues. The Company expects that this amount will be adequate to fund substantially all of the required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2006, the Company held approximately $4.4 million in reserve.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at its hotels may cause quarterly fluctuations in its revenues. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or to borrow on its line of credit to make distributions.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position and results of operations.

Subsequent Events

In April 2006, the Company declared and paid approximately $3.3 million, or $.073 per share, in distributions to its common shareholders of record on March 28, 2006, of which $957,000 or 86,990 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2006, the Company also redeemed 261,573 Units representing approximately $2.9 million, under the Company’s Unit redemption program.

In April 2006, the Company entered into a sale agreement for its Lear Jet with a net sales price of approximately $2.8 million, which approximates net book value. The transaction is planned to close in May 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

With its initial offering the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the unit redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the unit redemption program or reduce the number of Units purchased under the unit redemption program if it determines the funds otherwise available to fund the unit redemption program are needed for other purposes. These redemptions are primarily funded through the Company’s dividend reinvestment plan. The following is a summary of redemptions during the first quarter of 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2006	328,333	$10.98	2,355,824	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-50731).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: May 4, 2006
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer,
and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: May 4, 2006
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)