Form 10-Q
period 2006-06-30
APPLE HOSPITALITY FIVE INC
filed 2006-08-08
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

At August 1, 2006, there were 45,003,573 outstanding shares of common stock, no par value, of the registrant.

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

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
Investment in hotels, net of accumulated depreciation of $30,125 and $23,934, respectively	$399,521	$401,732
Cash and cash equivalents	890	1,082
Restricted cash-furniture, fixtures and other escrows	4,787	4,277
Due from third party managers, net	6,301	3,157
Other assets, net	978	3,199

TOTAL ASSETS	$412,477	$413,447

LIABILITIES
Notes payable	$5,836	$4,575
Accounts payable and accrued expenses	1,671	1,986

TOTAL LIABILITIES	7,507	6,561

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,163,663 and 45,226,571 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,163,663 and 45,226,571 shares, respectively	443,109	443,722
Distributions greater than net income	(38,163)	(36,860)

TOTAL SHAREHOLDERS’ EQUITY	404,970	406,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$412,477	$413,447

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005
Revenues:
Suite revenue	$30,909	$25,779	$60,574	$50,830
Other revenue	1,998	1,664	3,970	3,522

Total revenue	32,907	27,443	64,544	54,352

Expenses:
Operating expense	7,485	6,900	14,731	13,438
Hotel administrative expense	2,632	2,387	5,199	4,663
Sales and marketing	2,249	1,897	4,295	3,605
Utilities	1,244	1,075	2,556	2,193
Repair & maintenance	1,388	1,191	2,685	2,479
Franchise fees	678	455	1,352	881
Management fees	1,475	1,196	3,168	2,586
Taxes, insurance and other	1,953	1,660	3,968	3,324
General and administrative	927	767	1,584	1,376
Depreciation expense	3,181	2,670	6,293	5,312

Total expenses	23,212	20,198	45,831	39,857

Operating income	9,695	7,245	18,713	14,495

Other	241	—	241	—
Interest income	39	199	76	323
Interest expense	(177)	(100)	(384)	(198)

Net income	$9,798	$7,344	$18,646	$14,620

Basic and diluted income per common share	$0.22	$0.16	$0.41	$0.32

Weighted average shares outstanding - basic and diluted	45,087	45,221	45,092	45,252

Distributions declared per common share	$0.22	$0.22	$0.44	$0.44

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2006	Six months ended June 30, 2005
Cash flow from operating activities:
Net income	$18,646	$14,620
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,293	5,312
Stock option expense	57	—
Other non-operating income	(241)	—
Changes in operating assets and liabilities:
Due from third party managers	(3,144)	(2,789)
Debt service and other escrows	97	78
Other assets	(282)	87
Accrued expenses	(316)	368

Net cash provided by operating activities	21,110	17,676
Cash flow used in investing activities:
Decrease in cash paid for future acquisitions	—	340
Proceeds from sale of airplane	2,852	—
Capital improvements	(3,980)	(2,144)
Increase in deposits on capital improvement projects	(210)	—
Net decrease (increase) in cash restricted for property improvements	(606)	14

Net cash used in investing activities	(1,944)	(1,790)
Cash flow used in financing activities
Net proceeds from issuance of common stock	5,796	5,858
Redemptions of common stock	(6,466)	(7,106)
Repayment of secured notes payable	(39)	(36)
Net proceeds from line of credit	1,300	—
Cash distributions paid to shareholders	(19,949)	(19,912)

Net cash used in financing activities	(19,358)	(21,196)

Decrease in cash and cash equivalents	(192)	(5,310)

Cash and cash equivalents, beginning of period	1,082	38,630

Cash and cash equivalents, end of period	$890	$33,320

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and elected the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of this statement is not anticipated to have a material impact on the Company’s results of operations or financial position. For the second quarter of 2006 approximately 54,000 directors’ stock options were issued and share-based expense of approximately $57,000 was recorded.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three and six months ended June 30, 2006 and 2005. The Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Note 2

Investments in Hotels

The Company owned 28 hotels as of June 30, 2006. The Courtyard by Marriott in Vienna, Virginia was purchased in August 2005. All other properties were purchased prior to 2005.

Note 3

Other Assets

On May 17, 2006, the Company, through a wholly-owned subsidiary, Apple Hospitality Air LLC, sold its Lear jet for approximately $2.9 million. The disposal resulted in a gain of approximately $241,000.

Note 4

Notes payable

In January 2006, the Company entered into a $10 million revolving line of credit agreement. The line of credit, which terminates in January 2007, currently bears interest based on LIBOR which was 5.346% at June 30, 2006. As of June 30, 2006, there was $1.3 million outstanding on the line of credit.

Note 5

Shareholders’ Equity

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per unit that the shareholder actually paid for the unit; or (2) $11.00 per unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2006, the Company redeemed 589,906 Units in the amount of $6.5 million under the program.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the Program. During the six months ended June 30, 2006 526,999 Units were issued under the plan representing approximately $5.9 million. As of June 30, 2006, 2.1 million Units have been reinvested, representing $23.2 million in proceeds to the Company since the plan’s inception.

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

Note 6

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

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the six months ended June 30, 2006 and 2005, the Company incurred advisory and other reimbursable expenses of approximately $998,000 and $760,000 under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT, and Apple REIT Seven, Inc., a newly organized company which is proposed to be a diversified REIT. The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Note 7

Subsequent Events

In July 2006, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders of record on June 28, 2006, of which $1.1 million or 100,698 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2006, the Company also redeemed 260,788 Units representing approximately $2.9 million, under the Company’s Unit redemption program.

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

General

Overview

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 28 hotels within different markets in the United States. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003, five hotels acquired during 2004, and one acquired in 2005. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The performance of the hotels for the periods owned have generally met expectations.

	Three months ended June 30,					Six months ended June 30,
(in thousands)	2006	POR	2005	POR	Percent change	2006	POR	2005	POR	Percent change
Total revenues	$32,907	100%	$27,443	100%	20%	$64,544	100%	$54,352	100%	19%
Hotel direct expenses	17,151	52%	15,101	55%	14%	33,986	53%	29,845	55%	14%
Taxes, insurance and other expense	1,953	6%	1,660	6%	18%	3,968	6%	3,324	6%	19%
General and administrative	927	3%	767	3%	21%	1,584	2%	1,376	3%	15%
Depreciation	3,181	10%	2,670	10%	19%	6,293	10%	5,312	10%	18%
ADR	$115		$105		10%	$116		$105		10%
Occupancy	80%		78%		3%	77%		76%		1%
RevPAR	$92		$81		14%	$90		$80		13%

Hotels Owned

As of June 30, 2006, the Company owned the following 28 hotel properties:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	12,000,000	120
Cypress	California	Residence Inn	May 2003	19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	12,300,000	127
Danbury	Connecticut	SpringHill Suites	August 2003	11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	8,800,000	168
Addison	Texas	Courtyard	October 2003	15,600,000	176
Harlingen	Texas	Courtyard	October 2003	10,000,000	114
Houston	Texas	Courtyard	October 2003	15,000,000	153
Houston	Texas	Courtyard	August 2004	11,000,000	100
Houston	Texas	Residence Inn	August 2004	13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	14,300,000	120
Dallas Park Central	Texas	Residence Inn	October 2003	13,900,000	139
Merrifield	Virginia	Courtyard	August 2005	27,925,005	206
Federal Way	Washington	Courtyard	September 2004	16,900,000	160

				$407,925,005	3,717

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

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the six months ended June 30, 2006 and 2005, the Company incurred advisory and other reimbursable expenses of approximately $998,000 and $760,000 under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT, and Apple REIT Seven, Inc., a newly organized company which is proposed to be a diversified REIT. The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Results of Operations

The Company’s financial results for the first six months of 2006 have improved as compared to the first six months of 2005. This improvement reflects the increase in hotels owned as of June 30, 2006 as compared to prior year and the overall improvement in the hospitality industry. The Company will continue to focus on continuing to penetrate markets and maximizing ADR and occupancy. Although there can be no assurances of future results since many factors in the hotel industry are not controllable by the Company, it is anticipated this improvement will continue throughout 2006.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations are for the Company’s 28 hotels acquired through June 30, 2006 for their respective periods owned. For the three months ended June 30, 2006 and 2005, the Company earned total revenue of $32.9 million and $27.4 million. For these periods, the hotels achieved average occupancy of 80% and 78%, ADR of $115 and $105, and RevPAR of $92 and $81. For the six months ended June 30, 2006 and 2005, the Company earned total revenue of $64.5 million and $54.4 million. For these periods, the hotels achieved average occupancy of 77% and 76%, ADR of $116 and $105, and RevPAR of $90 and $80. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The overall increase in revenue for these periods is due to an additional hotel owned in 2006 as compared to 2005 and the overall improvement in the hospitality industry. The Company has and will continue to aggressively manage its room rates to maximize revenue.

Expenses

Expenses for the three and six months ended June 30, 2006 and 2005 represented the expenses related to the Company’s hotels purchased for their respective periods owned. Expenses increased overall due to the increased number of hotels owned in 2006 versus 2005 and to the increase in revenue.

For the three months ended June 30, 2006 and 2005, direct expenses of the hotels totaled approximately $17.2 million or 52% of total revenues and $15.1 million or 55% of total revenues. For the six months ended June 30, 2006 and 2005, direct expenses were $34.0 million and $29.8 million or 53% and 55% of total revenues. The decline as a percentage of revenue is due to the increase in ADR.

Taxes, insurance, and other expense for the three months ended June 30, 2006 and 2005 was approximately $2.0 million or 6% of total revenue and $1.7 million or 6% of total revenues. For the six months ended June 30, 2006 and 2005, taxes, insurance, and other expense was $4.0 million and $3.3 million or 6% of total revenues in both periods.

General and administrative expense (“G&A”) for the three months ended June 30, 2006 and 2005 was approximately $927,000 or 3% of total revenue and $767,000 or 3% of total revenues. G&A year-to-date June 30, 2006 and 2005 was $1.6 million and $1.4 million or 2% and 3% of total revenues.

Depreciation expense for the three months ended June 30, 2006 and 2005 was approximately $3.2 million and $2.7 million. Depreciation expense for the six months was $6.3 million and $5.3 million, respectively. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned. The increase is due to the additional property acquired in the third quarter of 2005.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws. In January 2006, the Company entered into a $10 million revolving line of credit agreement. The line of credit, which terminates in January 2007, may be extended under certain conditions and bears interest based on LIBOR or the prime rate. As of June 30, 2006, there was $1.3 million outstanding on the line of credit.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. In June 2006 the Company increased its distribution to an annual rate of $0.91 per Unit outstanding from $0.88 per Unit. Distributions are paid monthly. The Company anticipates operating cash flow to allow the Company to continue its current dividend payment policy. However, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, and refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of total revenues. The Company expects that this amount will be adequate to fund substantially all of the required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2006, the Company held approximately $4.7 million in reserve.

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

Subsequent Events

In July 2006, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders of record on June 28, 2006, of which $1.1 million or 100,698 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In July 2006, the Company also redeemed 260,788 Units representing approximately $2.9 million, under the Company’s Unit redemption program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

With its initial offering the Company instituted a Unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the unit redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the unit redemption program or reduce the number of Units purchased under the unit redemption program if it determines the funds otherwise available to fund the unit redemption program are needed for other purposes. These redemptions are primarily funded through the Company’s dividend reinvestment plan. The following is a summary of redemptions during the second quarter of 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
Period
April 2006	261,573	$10.94	2,617,397	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2006, the Company held an Annual Meeting of Shareholders for the purpose of electing four directors to the Company’s Board of Directors. The four nominees to the Company’s Board of Directors were Mr. Kent W. Colton, Mr. Glenn W. Bunting, Mr. Bruce H. Matson and Mr. Robert M. Wily. Each of these individuals were current directors of the Company. Mr. Colton was nominated for an additional two-year term on the Board of Directors and Mr. Bunting, Mr. Matson and Mr. Wily were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 45,155,427. The voting results were as follows:

Kent W. Colton	Votes for: 44,760,553
Votes withheld: 394,874

Glenn W. Bunting	Votes for: 44,764,404
Votes withheld: 391,023

Bruce H. Matson	Votes for: 44,759,497
Votes withheld: 395,930

Robert M. Wily	Votes for: 44,745,978
Votes withheld: 409,449

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

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: August 8, 2006
Glade M. Knight,
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 8, 2006
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)