Form 10-Q
period 2006-09-30
APPLE HOSPITALITY FIVE INC
filed 2006-11-02
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At November 1, 2006, there were 44,990,697 outstanding shares of common stock, no par value, of the registrant.

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

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
Investment in hotels, net of accumulated depreciation of $33,356 and $23,934, respectively	$398,973	$401,732
Cash and cash equivalents	1,353	1,082
Restricted cash-furniture, fixtures and other escrows	4,207	4,277
Due from third party managers, net	4,915	3,157
Other assets, net	442	3,199

TOTAL ASSETS	$409,890	$413,447

LIABILITIES
Notes payable	$4,517	$4,575
Accounts payable and accrued expenses	2,377	1,986

TOTAL LIABILITIES	6,894	6,561

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,207,127 and 45,226,571 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,207,127 and 45,226,571 shares, respectively	443,601	443,722
Distributions greater than net income	(40,629)	(36,860)

TOTAL SHAREHOLDERS’ EQUITY	402,996	406,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$409,890	$413,447

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Revenues:
Suite revenue	$29,469	$26,161	$90,043	$76,991
Other revenue	1,608	1,486	5,578	5,008

Total revenue	31,077	27,647	95,621	81,999

Expenses:
Operating expense	7,435	7,224	22,166	20,662
Hotel administrative expense	2,631	2,523	7,830	7,186
Sales and marketing	2,123	1,943	6,418	5,548
Utilities	1,512	1,512	4,068	3,705
Repair & maintenance	1,444	1,424	4,129	3,903
Franchise fees	658	470	2,010	1,351
Management fees	1,162	988	4,330	3,574
Taxes, insurance and other	2,254	2,225	6,222	5,549
General and administrative	745	772	2,329	2,148
Depreciation expense	3,231	2,859	9,524	8,171

Total expenses	23,195	21,940	69,026	61,797

Operating income	7,882	5,707	26,595	20,202

Other	—	—	241	—
Interest income	49	155	125	478
Interest expense	(138)	(100)	(522)	(298)

Net income	$7,793	$5,762	$26,439	$20,382

Basic and diluted income per common share	$0.17	$0.13	$0.59	$0.45

Weighted average shares outstanding - basic and diluted	45,109	45,158	45,096	45,218

Distributions declared per common share	$0.23	$0.22	$0.67	$0.66

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Cash flow from operating activities:
Net income	$26,439	$20,382
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,524	8,171
Stock option expense	57	—
Other non-operating income	(241)	—
Changes in operating assets and liabilities:
Due from third party managers	(1,758)	(2,153)
Debt service and other escrows	65	39
Other assets	(139)	(39)
Accrued expenses	391	1,833

Net cash provided by operating activities	34,338	28,233

Cash flow used in investing activities:
Cash paid in acquisition of hotels	—	(28,090)
Proceeds from sale of airplane	2,852	—
Capital improvements	(6,663)	(3,796)
Decrease in deposits on capital improvement projects	183	—
Net decrease in cash restricted for property improvements	5	718

Net cash used in investing activities	(3,623)	(31,168)

Cash flow used in financing activities:
Net proceeds from issuance of common stock	9,143	8,744
Redemptions of common stock	(9,321)	(10,753)
Repayment of secured notes payable	(58)	(53)
Cash distributions paid to shareholders	(30,208)	(29,850)

Net cash used in financing activities	(30,444)	(31,912)

Increase (decrease) in cash and cash equivalents	271	(34,847)

Cash and cash equivalents, beginning of period	1,082	38,630

Cash and cash equivalents, end of period	$1,353	$3,783

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2005 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and elected the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During June of 2006 approximately 54,000 directors’ stock options were issued and share-based expense of approximately $57,000 was recorded.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three and nine months ended September 30, 2006 and 2005. The Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Note 2

Investments in Hotels

The Company owned 28 hotels as of September 30, 2006. The Courtyard by Marriott in Vienna, Virginia was purchased in August 2005. All other properties were purchased prior to 2005.

Note 3

Other Assets

On May 17, 2006, the Company, through a wholly-owned subsidiary, Apple Hospitality Air LLC, sold its Lear jet for approximately $2.9 million. The disposal resulted in a gain of approximately $241,000.

Note 4

Notes payable

In January 2006, the Company entered into a $10 million revolving line of credit agreement. The line of credit, which terminates in January 2007, currently bears interest based on LIBOR which was 5.322% at September 30, 2006. As of September 30, 2006, no amounts were outstanding on the line of credit.

Note 5

Shareholders’ Equity

During 2004, the Company instituted a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the nine months ended September 30, 2006, the Company redeemed 850,694 Units in the amount of $9.3 million under the program.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring extended-stay hotels. The Company has registered 7 million shares for potential issuance under the plan. During the nine months ended September 30, 2006, 831,251 Units were issued under the plan representing approximately $9.1 million. As of September 30, 2006, 2.4 million Units have been reinvested, representing $26.6 million in proceeds to the Company since the plan’s inception.

Expense related to the issuance of the 240,000 Series B convertible preferred shares to Mr. Knight will be recognized at such time when the number of common shares to be issued for conversion of the Series B shares can be reasonably estimated and the event triggering the conversion of the Series B shares to common shares occurs. The expense will be measured as the difference between the fair value of the common stock for which the Series B shares can be converted and the amounts paid for the Series B shares. Assuming a conversion event had occurred, the Series B shares would convert to approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of expense.

Note 6

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. There were no acquisitions or dispositions during 2006; therefore, there were no costs incurred with ASRG during 2006.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the nine months ended September 30, 2006 and 2005, the Company incurred advisory and other reimbursable expenses of approximately $1.5 million and $1.3 million under this agreement, which are included in general and administrative expense.

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

Note 7

Subsequent Events

In October 2006, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders of record on September 27, 2006, of which $1.1 million or 103,742 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2006, the Company also redeemed 320,171 Units representing approximately $3.5 million, under the Company’s Unit Redemption Program.

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

	Three months ended September 30,					Nine months ended September 30,
(in thousands) POR – Percent of Revenue	2006	POR	2005	POR	Percent change	2006	POR	2005	POR	Percent change
Total revenues	$31,077	100%	$27,647	100%	12%	$95,621	100%	$81,999	100%	17%
Hotel direct expenses	16,965	55%	16,084	58%	5%	50,951	53%	45,929	56%	11%
Taxes, insurance and other expenses	2,254	7%	2,225	8%	1%	6,222	7%	5,549	7%	12%
General and administrative	745	2%	772	3%	-3%	2,329	2%	2,148	3%	8%
Depreciation	3,231	10%	2,859	10%	13%	9,524	10%	8,171	10%	17%
ADR	$111		$100		11%	$114		$104		10%
Occupancy	76.6%		76.7%		0%	76.6%		76.2%		1%
RevPAR	$85		$77		10%	$88		$79		11%

Hotels Owned

As of September 30, 2006, the Company owned the following 28 hotel properties:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Suites
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	12,000,000	120
Cypress	California	Residence Inn	May 2003	19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	12,300,000	127
Danbury	Connecticut	SpringHill Suites	August 2003	11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	8,800,000	168
Addison	Texas	Courtyard	October 2003	15,600,000	176
Harlingen	Texas	Courtyard	October 2003	10,000,000	114
Houston	Texas	Courtyard	October 2003	15,000,000	153
Houston	Texas	Courtyard	August 2004	11,000,000	100
Houston	Texas	Residence Inn	August 2004	13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	14,300,000	120
Dallas Park Central	Texas	Residence Inn	October 2003	13,900,000	139
Merrifield	Virginia	Courtyard	August 2005	27,925,005	206
Federal Way	Washington	Courtyard	September 2004	16,900,000	160

				$407,925,005	3,717

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. There were no acquisitions or dispositions during 2006; therefore, there were no costs incurred with ASRG during 2006.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the nine months ended September 30, 2006 and 2005, the Company incurred advisory and other reimbursable expenses of approximately $1.5 million and $1.3 million under this agreement, which are included in general and administrative expense.

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

Results of Operations

The Company’s financial results for the first nine months of 2006 have improved as compared to the first nine months of 2005. This improvement reflects the overall improvement in the hospitality industry as well as the increase in hotels owned and operated by the Company during the nine months of 2006 as compared to those in 2005. The Company will continue to focus on penetrating markets and maximizing ADR and occupancy. Although there can be no assurances of future results since many factors in the hotel industry are not controllable by the Company, it is anticipated this improvement will continue into 2007.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations are for the Company’s 28 hotels acquired through September 30, 2006 for their respective periods owned. For the three months ended September 30, 2006 and 2005, the Company earned total revenue of $31.1 million and $27.6 million. For these periods, the hotels achieved average occupancy of 77% for both years, ADR of $111 and $100, and RevPAR of $85 and $77. For the nine months ended September 30, 2006 and 2005, the Company earned total revenue of $95.6 million and $82.0 million. For these periods, the hotels achieved average occupancy of 77% and 76%, ADR of $114 and $104, and RevPAR of $88 and $79. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The overall increase in revenue for these periods is due to an additional hotel owned for the full third quarter of 2006 as compared to 2005 and the overall improvement in the hospitality industry. Demand continues to exceed supply in most of the Company’s markets, allowing the Company to increase its room rates without reducing occupancy. The Company has and will continue to aggressively manage its room rates to maximize revenue.

Expenses

Expenses for the three and nine months ended September 30, 2006 and 2005 represented the expenses related to the Company’s hotels purchased for their respective periods owned. Expenses increased overall due to the increased number of hotels owned in 2006 versus 2005 and to the increase in revenue.

For the three months ended September 30, 2006 and 2005, direct expenses of the hotels totaled approximately

$17.0 million or 55% of total revenues and $16.1 million or 58% of total revenues. For the nine months ended September 30, 2006 and 2005, direct expenses were $51.0 million and $45.9 million or 53% and 56% of total revenues. The decline as a percentage of revenue is due to the increase in ADR.

Taxes, insurance, and other expenses for the three months ended September 30, 2006 and 2005 were approximately $2.3 million or 7% of total revenue and $2.2 million or 8% of total revenues. For the nine months ended September 30, 2006 and 2005, taxes, insurance, and other expense were $6.2 million and $5.5 million or 7% of total revenues in both periods. The Company continues to experience increases in property tax assessments and property insurance rates. However, these increases are consistent with the industry and with revenue growth.

General and administrative expense (“G&A”) for the three months ended September 30, 2006 and 2005 was approximately $745,000 or 2% of total revenue and $772,000 or 3% of total revenues. G&A year-to-date September 30, 2006 and 2005 was $2.3 million and $2.1 million or 2% and 3% of total revenues.

Depreciation expense for the three months ended September 30, 2006 and 2005 was approximately $3.2 million and $2.9 million. Depreciation expense for the nine months was $9.5 million and $8.2 million. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned. The increase is due to the additional property acquired in the third quarter of 2005 and ongoing capital expenditures.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws. In January 2006, the Company entered into a $10 million revolving line of credit agreement. The line of credit, which terminates in January 2007, may be extended under certain conditions and bears interest based on LIBOR or the prime rate. As of September 30, 2006, there were no amounts outstanding on the line of credit.

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

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of total revenues. The Company expects that this amount will be adequate to fund substantially all of the required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of September 30, 2006, the Company held approximately $4.1 million in reserve. For the nine months ended September 30, 2006, the company spent $6.7 million for capital improvements as compared to $3.8 million for the same period in 2005. This increase was due to renovations at several hotels.

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

Subsequent Events

In October 2006, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders of record on September 27, 2006, of which $1.1 million or 103,742 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In October 2006, the Company also redeemed 320,171 Units representing approximately $3.5 million, under the Company’s Unit Redemption Program.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unit Redemption Program

With its initial offering the Company instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Redemption of Units, when requested, will be made quarterly on a first-come, first-served basis. The Company’s board of directors, in its sole discretion, may choose to suspend or terminate the Unit Redemption Program or reduce the number of Units purchased under the Unit Redemption Program if it determines the funds otherwise available to fund the Unit Redemption Program are needed for other purposes. These redemptions are primarily funded through the Company’s dividend reinvestment plan. The following is a summary of redemptions during the third quarter of 2006:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 2006	260,787	$10.95	2,878,185	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-50731).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: November 2, 2006
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: November 2, 2006
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)