Form 10-K
period 2006-12-31
APPLE HOSPITALITY FIVE INC
filed 2007-03-07
CIK 1191813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is currently no established public market in which the Company’s common shares are traded. Based upon the offering price of Apple Hospitality Five, Inc.’s shares which was $11 on June 30, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant on such date was $496,786,926. The Company does not have any non-voting common equity.

The number of common shares outstanding on March 1, 2007 was 45,095,688.

Documents Incorporated by Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference to the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders to be held May 7, 2007.

APPLE HOSPITALITY FIVE, INC.

FORM 10-K

This Annual Report on Form 10-K includes references to certain trademarks or service marks. SpringHill Suites by Marriott®, Courtyard by Marriott®, Residence Inn by Marriott® and Marriott Suites® trademarks are the property of Marriott International, Inc. (“Marriott”) or one of its affiliates. The Homewood Suites by Hilton® and Hilton Garden Inn® trademarks are the property of Hilton Hotels Corporation (“Hilton”) or one or more of its affiliates. For convenience, the applicable trademark or service mark symbol has been omitted but will be deemed to be included wherever the above-referenced terms are used.

PART I

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Apple Hospitality Five, Inc. (“the Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in Item 1A and in the Company’s other filings with the Securities and Exchange Commission (the “SEC”).

Item 1. Business

Apple Hospitality Five, Inc., a Virginia corporation, was formed on September 20, 2002, with the first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company was formed to invest in hotels.

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

Website Access

The address of the Company’s Internet website is www.applehospitalityfive.com. The Company makes available free of charge, through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Business Objectives

The Company’s primary objective is to enhance shareholder value by increasing funds from operations and cash available for distributions through internal growth and hotel renovations. The Company’s internal growth strategy is to utilize its asset management expertise to improve the financial performance of its hotels by aggressively managing its room rates, renovating, redeveloping, partnering with industry leaders in hotel management and franchising its hotels with the leading brands. All of these factors can improve hotel operational performance and customer satisfaction, which in turn can improve financial results.

The Company believes that its planned renovation and redevelopment activities and asset management will increase revenue per available room (“RevPAR”) at its hotels. The Company is committed to funding a percentage of gross revenue per month for certain capital expenditures for periodic replacement or refurbishment of furniture, fixtures and equipment. The Company spent approximately $9.2 million in 2006 on capital improvements and plans similar expenditures in 2007.

Financing

The Company purchased all except one of its properties in debt free acquisitions through its best-efforts offering of Units. In January 2006 the Company entered into a $10 million revolving line of credit for working capital purposes. The one-year line was renewed in January 2007 for an additional year. Interest is based on LIBOR or the prime lending rate.

Although there can be no assurances about the need for additional debt, it is anticipated that cash from operations and the revolving line of credit will meet the Company’s cash requirements. The Company’s bylaws require board approval and review of any debt financing obtained by the Company.

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

Hotel Operating Performance

At December 31, 2006, the Company owned eleven Residence Inn by Marriott hotels, nine Courtyard by Marriott hotels, one Marriott Suites hotel, one SpringHill Suites by Marriott hotel, four Homewood Suites by Hilton hotels, and two Hilton Garden Inn hotels. The hotels are located in various states and, in aggregate, consist of 3,717 guestrooms. Total revenues were $125.4 million and $109.4 million for the years ended December 31, 2006 and 2005. The hotels achieved average occupancy of 76% and 75%, ADR of $114 and $104 and RevPAR of $86 and $78, for the years ended December 31, 2006 and 2005. The performance of the hotels is based on the time period owned by the Company. The overall increase in RevPAR reflects the overall improvement in the hotel industry. Demand continues to exceed supply in most of the Company’s markets. The Company’s daily hotel operations are managed under various management agreements with third parties Marriott, Hilton or Western.

Franchise and Management Agreements

Except for nine Marriott brand hotels that are managed by Western, the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of revenue, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages the day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees if certain levels of operating profit are reached. The management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Hilton, or one of its affiliates, manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Hilton charges fees for this function, which are calculated as a percentage of revenue. Hilton also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system.

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

The Company has contracted with Apple Suites Realty Group (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These acquisition fees are capitalized as part of the purchase price of the hotels. There were no acquisitions or dispositions during 2006; therefore, there were no costs incurred with ASRG during 2006. Total payments to date to ASRG for services under the terms of this contract were approximately $8.2 million, which have been capitalized as a part of the purchase price of the hotels.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. For the years ended December 31, 2006 and 2005, the Company incurred and paid advisory and other reimbursable expenses of approximately $2.4 million and $1.7 million under this agreement. These amounts are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple REIT Seven, Inc., a diversified REIT. The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

Employees

During 2006, all employees involved in the day-to-day operation of the Company’s hotels were employed by management companies engaged pursuant to the hotel management agreements. The Company utilizes, through an advisory agreement for corporate and strategic support, personnel from a related party, Apple Hospitality Two, Inc., as discussed above.

Apple Hospitality Two, Inc. entered into a definitive merger agreement in February 2007 with an unrelated third party. The transaction is subject to numerous due diligence items and shareholder approval. If the merger is completed as anticipated during the second quarter of 2007, the Company would become self-advised. By becoming self-advised the Company plans on terminating its advisory agreement with AFA and ASRG and retaining the employees it currently utilizes through its relationship with Apple Hospitality Two, Inc. The Company would incur no incremental cost by retaining the employees, the Company would eliminate its annual advisory fee (approximately $1.2 million in 2006) and eliminate a potential fee of 2% per transaction on the sale of any properties. The termination does trigger dividend and voting rights for the Series B convertible preferred shares, which requires the Company to record the value of those shares at the time of termination. The Company is currently analyzing the amount of this expense and does anticipate it to be a material item.

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

The Company’s hotels are subject to all of the risks common to the hotel industry. These risks could adversely affect hotel occupancy and the rates that can be charged for hotel rooms as well as hotel operating expenses, and generally include:

•	increases in supply of hotel rooms that exceed increases in demand;

•	increases in energy costs and other travel expenses that reduce business and leisure travel;

•	reduced business and leisure travel due to continued geo-political uncertainty, including terrorism;

•	adverse effects of declines in general and local economic activity; and

•	adverse effects of a downturn in the hotel industry.

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

The hotel industry is seasonal.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the hotel industry, there may be quarterly fluctuations in results of operations. As a result, the Company may need to enter into short-term borrowing in certain periods in order to offset these fluctuations in revenues and to make distributions to shareholders.

There may be operational limitations associated with management and franchise agreements affecting the Company’s properties and these limitations may prevent the Company from using these properties to its best advantage for the Company’s shareholders.

Apple Hospitality Five Management, Inc., the Company’s wholly-owned taxable REIT subsidiary (or other subsidiaries), operates all of the properties pursuant to franchise or license agreements with nationally recognized hotel brands. These franchise agreements contain specific standards for, and restrictions and limitations on, the operation and maintenance of the Company’s properties in order to maintain uniformity within the franchisor system. The Company does not know whether those limitations may conflict with its ability to create specific business plans tailored to each property and to each market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2006, the Company owned 28 hotels consisting of the following:

Number of Guestrooms
11 Residence Inn by Marriott hotels	1,340
9 Courtyard by Marriott hotels	1,279
1 Marriott Suites	278
1 Springhill Suites by Marriott	106
4 Homewood Suites by Hilton	479
2 Hilton Garden Inn hotels	235

3,717

In aggregate, the Company’s hotels are comprised of 3,717 guestrooms. The hotels are located in various states. The following table includes the location of each hotel, the date of construction, the date acquired, encumbrances, initial acquisition cost, gross carrying value and the number of guestrooms of each hotel.

Real Estate and Accumulated Depreciation

As of December 31, 2006

(In thousands)

				Initial Cost		Subsequently Capitalized Bldg. Imp. & FF&E
City	State	Brand	Encumbrances	Land	Bldg./ FF&E		Total Gross Cost	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
Albuquerque	New Mexico	Homewood Suites	$—	$1,111	$12,214	$556	$13,881	$(1,778)	2001	February 2003	3 - 39 yrs.	151
Baton Rouge	Louisiana	Homewood Suites	—	1,553	5,734	746	8,033	(916)	1999	February 2003	3 - 39 yrs.	115
Brownsville	Texas	Residence Inn	—	1,944	9,426	944	12,314	(1,071)	2000	October 2003	3 - 39 yrs.	102
Cleveland/Solon	Ohio	Homewood Suites	—	2,446	7,996	128	10,570	(1,058)	2002	September 2003	3 - 39 yrs.	86
Colorado Springs	Colorado	Homewood Suites	—	1,447	11,237	143	12,827	(1,476)	2000	February 2003	3 - 39 yrs.	127
Cranbury	New Jersey	Residence Inn	—	2,432	9,017	144	11,593	(1,055)	2002	May 2003	3 - 39 yrs.	108
Cypress	California	Residence Inn	—	4,108	15,449	119	19,676	(1,953)	2002	May 2003	3 - 39 yrs.	155
Dallas/Addison	Texas	Courtyard	—	2,992	12,669	1,613	17,274	(1,444)	2000	October 2003	3 - 39 yrs.	176
Dallas/DFW Airport	Texas	Residence Inn	—	2,138	9,051	805	11,994	(1,004)	2001	October 2003	3 - 39 yrs.	100
Dallas/Park Central	Texas	Residence Inn	—	3,248	11,043	74	14,365	(1,237)	2001	October 2003	3 - 39 yrs.	139
Danbury	Connecticut	SpringHill Suites	—	1,649	10,160	52	11,861	(1,240)	2002	August 2003	3 - 39 yrs.	106
Federal Way	Washington	Courtyard	—	3,535	13,281	1,079	17,895	(994)	1999	September 2004	3 - 39 yrs.	160
Franklin	New Jersey	Residence Inn	—	2,821	10,677	143	13,641	(1,180)	2002	May 2003	3 - 39 yrs.	108
Ft. Worth	Texas	Courtyard	—	2,486	8,244	101	10,831	(881)	2004	March 2004	3 - 39 yrs.	92
Harlingen	Texas	Courtyard	4,497	2,533	7,696	142	10,371	(712)	1995	October 2003	3 - 39 yrs.	114
Hauppauge	New York	Residence Inn	—	3,288	15,856	171	19,315	(1,678)	2002	May 2003	3 - 39 yrs.	100
Houston Westchase	Texas	Residence Inn	—	2,336	12,460	1,300	16,096	(1,841)	1999	January 2003	3 - 39 yrs.	120
Houston	Texas	Courtyard	—	2,206	12,829	1,374	16,409	(1,364)	1999	October 2003	3 - 39 yrs.	153
Houston	Texas	Residence Inn	—	2,357	10,894	86	13,337	(822)	2004	August 2004	3 - 39 yrs.	120
Houston	Texas	Courtyard	—	1,692	9,871	64	11,627	(732)	2004	August 2004	3 - 39 yrs.	100
Las Vegas	Nevada	Marriott Suites	—	6,342	36,170	4,078	46,590	(3,944)	1997	October 2003	3 - 39 yrs.	278
Lebanon	New Jersey	Courtyard	—	3,615	11,693	88	15,396	(1,386)	2003	August 2003	3 - 39 yrs.	125
Merrifield	Virginia	Courtyard	—	4,285	24,698	29	29,012	(1,159)	2005	August 2005	3 - 39 yrs.	206
Nashville	Tennessee	Residence Inn	—	1,746	7,319	2,321	11,386	(1,151)	1986	June 2003	3 - 39 yrs.	168
Tampa	Florida	Hilton Garden Inn	—	2,962	9,746	940	13,648	(1,303)	1999	September 2003	3 - 39 yrs.	95
Tucson	Arizona	Residence Inn	—	1,777	10,520	6	12,303	(696)	2004	December 2004	3 - 39 yrs.	120
Tucson	Arizona	Courtyard	—	3,120	9,514	329	12,963	(948)	1996	October 2003	3 - 39 yrs.	153
Westbury	New York	Hilton Garden Inn	—	4,655	15,222	64	19,941	(1,665)	2003	December 2003	3 - 39 yrs.	140

			$4,497	$76,824	$340,686	$17,639	$435,149	$(36,688)				3,717

Investment in hotels at December 31, 2006, consisted of the following in thousands:

Land	$76,798
Building and improvements	333,737
Furniture, fixtures and equipment	24,614

435,149
Less: accumulated depreciation	(36,688)

Investments in hotel, net	$398,461

For additional information about the Company’s properties, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

There is currently no established public market in which the Company’s common shares are traded. The per share estimated market value is deemed to be the offering price of the shares, which is currently $11.00 per share. This is supported by the fact that the Company is currently selling shares to the public at a price of $11.00 per share through its Dividend Reinvestment Plan, and the Company is repurchasing shares at $11.00 from shareholders. On December 31, 2006, there were approximately 13,200 beneficial shareholders of the Company’s common shares.

Distributions totaling $40.5 million, $39.8 million and $38.9 million were paid to shareholders during 2006, 2005, and 2004. In June 2006 the Company increased its annual distribution (paid monthly) to an annual rate of $0.91 per Unit outstanding from $0.88 per Unit. Distributions were paid monthly and declared at an annual rate of $0.88 per share for 2005 and 2004. The timing and amounts of distributions to shareholders are within the discretion of the Company’s Board of Directors. The Company anticipates operating cash flow to allow the Company to continue its current dividend payment policy. However, there can be no assurance that the Company will continue its current dividend amount. Future distributions will depend on the Company’s results of operations, cash flow from operations, economic conditions and other factors, such as working capital, cash requirements to fund investing and financing activities, capital expenditure requirements, including improvements to and expansions of properties, as well as the distribution requirements under federal income tax provisions for qualification as a REIT.

Dividend Reinvestment Plan

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2006, 2.7 million Units have been reinvested since the inception of the Plan, representing $30.0 million in proceeds to the Company.

Share Redemption Program

With its initial offering, the Company instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. As of December 31, 2006, the Company has redeemed $35.0 million representing 3.2 million Units. These redemptions were funded substantially through the Company’s Dividend Reinvestment Plan. The following is a summary of redemptions during the fourth quarter of 2006:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
October 2006	320,171	$10.99	3,198,356	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Non-Employee Directors Stock Option Plan and Incentive Plan

The Company’s board of directors has adopted and the Company’s shareholders have approved a Non-Employee Directors Stock Option Plan and an Incentive Plan. The options issued under each plan convert to Units. Each Unit is equal to one common share and one Series A preferred share of the Company.

As of December 31, 2006 there were 180,933 options outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders

Non-Employee Directors Stock Option Plan	180,933	$11.00	600,431
Employee Incentive Plan	—	$—	1,927,045

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

Item 6:

SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the years ended December 31, 2006, 2005, 2004, 2003, and for the period September 20, 2002 (date of inception) through December 31, 2002. Certain data has been derived from the Company’s audited financial statements and notes thereto. This data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and Item 15, the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share and statistical data)	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period September 20, 2002 (date of inception) through December 31, 2002 (b)
Revenues:
Suite revenue	$117,470	$102,329	$83,588	$31,204	$—
Other revenue	7,899	7,084	6,672	1,926	—

Total revenue	125,369	109,413	90,260	33,130	—
Expenses:
Hotel operating expenses	67,507	61,430	50,926	17,977	—
Taxes, insurance and other	8,100	6,970	6,095	2,070	3
General and administrative	3,274	2,807	2,086	897	2
Depreciation	12,856	11,187	9,452	4,001	—
Interest and other expenses, net	(134)	(127)	(421)	33	—

Total expenses	91,603	82,267	68,138	24,978	5

Net income (loss)	$33,766	$27,146	$22,122	$8,152	$(5)

Per Share
Earnings per common share	$0.75	$0.60	$0.50	$0.46	$—
Distributions paid to common shareholders	$0.90	$0.88	$0.88	$0.88	$—
Weighted-average common shares outstanding-basic and diluted	45,100	45,198	44,524	17,686	—

Balance Sheet Data (at end of period)
Cash and cash equivalents	$747	$1,082	$38,630	$23,820	$3
Investment in hotels, net	$398,461	$401,732	$377,428	$320,897	$—
Total assets	$407,808	$413,447	$427,275	$354,079	$564
Notes payable-secured	$4,497	$4,575	$4,646	$4,705	$—
Shareholders’ equity	$400,016	$406,886	$421,624	$348,594	$(19)
Net book value per common share	$8.85	$9.00	$9.28	$9.60	$—

Other Data
Cash flow from:
Operating activities	$47,008	$38,504	$30,955	$10,656	$(5)
Investing activities	$(6,572)	$(34,097)	$(66,993)	$(327,470)	$(3)
Financing activities	$(40,771)	$(41,955)	$50,848	$340,631	$(13)
Number of hotels owned at end of period	28	28	27	22	—
Average Daily Rate (ADR) (c)	$114	$104	$99	$91	$—
Occupancy	76%	75%	73%	73%	—
Revenue Per Available Room (RevPAR) (d)	$86	$78	$73	$66	$—

Funds From Operations Calculation
Net income	$33,766	$27,146	$22,122	$8,152	$(5)
Depreciation of real estate owned less gain on sale of depreciable asset	12,516	10,916	9,168	3,850	—

Funds from operations (a)	$46,282	$38,062	$31,290	$12,002	$(5)

(a)	Funds from operations (FFO) is defined as net income (computed in accordance with generally accepted accounting principles—GAAP) excluding gains and losses from sales of depreciable property, plus depreciation and amortization. The Company considers FFO in evaluating property acquisitions and its operating performance and believes that FFO should be considered along with, but not as an alternative to, net income and cash flows as a measure of the Company's activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.
(b)	The Company was formed on September 20, 2002 and commenced operations on January 3, 2003.
(c)	Room revenue divided by number of rooms sold.
(d)	ADR multiplied by occupancy.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the ability of the Company to implement its acquisition strategy and operating strategy; the Company’s ability to manage planned growth; changes in economic cycles and competition within the hotel industry. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or the objectives and plans of the Company will be achieved. In addition, the Company’s qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the Company’s filings with the Securities and Exchange Commission and included in Item 1A. of this report.

General

The Company was formed and initially capitalized on September 20, 2002, with its first investor closing on January 3, 2003. On March 18, 2004, the Company concluded its best-efforts offering. The Company owns 28 hotels within different markets in the United States. The Company has elected to be treated as a Real Estate Investment Trust (“REIT”) for federal income tax purposes. The Company’s first hotel was acquired in January 2003 with twenty-one additional hotels acquired throughout 2003, five hotels acquired during 2004 and one in 2005. The performance of the Company’s hotels can be influenced by many factors, including local hotel competition, local and national economic conditions and the performance of the individual managers assigned to its hotels. In evaluating financial condition and operating performance, the most important matters on which the Company focuses are revenue measurements, such as average occupancy, average daily rate (“ADR”) and revenue per available room (“RevPAR”), and expenses, such as hotel operating expenses, general and administrative and other expenses described below. The performance of the hotels has generally met expectations for the period owned.

The following is a summary of results.

	Year ended December 31, 2006 and 2005 (in thousands, except statistical data)
	2006	Percent of Revenue	2005	Percent of Revenue	Percent change
Total revenues	$125,369	100%	$109,413	100%	15%
Hotel operating expenses	67,507	54%	61,430	56%	10%
Taxes, insurance and other expense	8,100	6%	6,970	6%	16%
General and administrative expense	3,274	3%	2,807	3%	17%

Depreciation	$12,856		$11,187		15%
Interest expense	292		397		(26)%

ADR	$114		$104		10%
Occupancy	76%		75%		1%
RevPAR	$86		$78		10%

Hotels Owned

As of December 31, 2006, the Company owned the following 28 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Guestrooms
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	12,000,000	120
Cypress	California	Residence Inn	May 2003	19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	12,300,000	127
Danbury	Connecticut	SpringHill Suites	August 2003	11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	8,800,000	168
Addison	Texas	Courtyard	October 2003	15,600,000	176
Harlingen	Texas	Courtyard	October 2003	10,000,000	114
Houston	Texas	Courtyard	October 2003	15,000,000	153
Houston	Texas	Courtyard	August 2004	11,000,000	100
Houston	Texas	Residence Inn	August 2004	13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	14,300,000	120
Park Central	Texas	Residence Inn	October 2003	13,900,000	139
Federal Way	Washington	Courtyard	September 2004	16,900,000	160
Merrifield	Virginia	Courtyard	August 2005	27,925,000	206

				$407,925,000	3,717

Substantially all of the purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Management Agreements

Except for nine Marriott brand hotels that are managed by Western International, Inc. (“Western”), the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the years ended December 31, 2006 and 2005, the Company incurred approximately $701,000 and $332,000 in incentive management fees.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percentage of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. For the year ended December 31, 2006, the Company incurred $41,000 in incentive management fees. The Company did not incur incentive management fees in 2005. These management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Hilton, or one of its affiliates, manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Hilton charges fees for this function, which are calculated as a percentage of revenue. Hilton also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. The terms of these management agreements and franchise agreements range from 15-20 years.

During the years ended December 31, 2006 and 2005, the Company incurred approximately $8.2 million and $6.5 million in management and franchise fees associated with these agreements.

Results of Operations for Years 2006 and 2005

The Company’s financial results for 2006 improved as compared to 2005. This improvement reflects the overall improvement in the hotel industry as well as the increase in hotels owned and operated by the Company for each of these years. The Company will continue to focus on penetrating markets and maximizing ADR and occupancy. Although there can be no assurances of future results, since many factors in the hotel industry are not controllable by the Company, it is anticipated this improvement will continue into 2007.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. Hotel operations are for the 28 hotels acquired through December 31, 2006 for their respective periods owned. For the years ended December 31, 2006 and 2005, the Company had total revenue of $125.4 million and $109.4 million. For the years ended December 31, 2006 and 2005, the hotels achieved average occupancy of 76% and 75%, average daily rate or ADR of $114 and $104 and revenue per available room or RevPAR of $86 and $78. ADR is calculated as room revenue divided by the number of rooms sold, and RevPAR is calculated as occupancy multiplied by ADR. The overall increase in revenue is due to a full year of operations in 2006 for 28 hotels and the addition of one new hotel in August 2005. The RevPAR increase reflects the increase in business of new hotels acquired in prior years and the overall improvement in the hospitality industry. Demand continues to exceed supply in most of the Company’s markets, allowing the Company to increase its room rates without reducing occupancy. The Company has and will continue to aggressively manage its room rates to maximize revenue.

Expenses

Expenses for the years ended December 31, 2006 and 2005 represented the expenses related to the 28 hotels purchased as of December 31, 2006 and for their respective periods owned. The overall increase in expenses is due to the Company owning all 28 hotels in 2006 as one hotel was acquired in 2005.

For the years ended December 31, 2006 and 2005, hotel operating expenses of the hotels totaled $67.5 million and $61.4 million or 54% of total revenue in 2006 and 56% of total revenue in 2005. The decline as a percentage of revenue is due to the increase in ADR.

Taxes, insurance, and other expense for the years ended December 31, 2006 and 2005 were $8.1 million and $7.0 million or 6% of total revenue in 2006 and 6% of total revenue in 2005. The Company continues to experience increases in property tax assessments and property insurance rates. However, these increases are consistent with the industry and with revenue growth.

General and administrative expense for the years ended December 31, 2006 and 2005 was $3.3 million and $2.8 million or 3% of revenue in both years. The principal components of general and administrative expense are advisory, legal, accounting and financial reporting expense.

Depreciation expense for the years ended December 31, 2006 and 2005 was $12.9 million and $11.2 million. Depreciation expense represents expense of the Company’s 28 hotels and related personal property for their respective periods owned. The increase is due to the additional property acquired in the third quarter of 2005 and ongoing capital expenditures.

Interest expense for the years ended December 31, 2006 and 2005 was $292,000 and $397,000, which consists primarily of interest expense on the debt assumed with the Harlingen hotel acquisition in October 2003 and interest on the Company’s revolving line of credit. The decline is due to approximately $367,000 of interest being capitalized in 2006 related to property renovations.

Results of Operations for Years 2005 and 2004

Revenues

For the years ended December 31, 2005 and 2004, the Company had total revenue of $109.4 million and $90.3 million. For the same periods, the hotels achieved average occupancy of 75% and 73%, average daily rate or ADR of $104 and $99 and revenue per available room or RevPAR of $78 and $73. The overall increase in revenue is due to a full year of operations in 2005 for 27 hotels and the addition of one new hotel in August 2005. The RevPAR increase reflects the increase in business of new hotels acquired in prior years and the overall improvement in the hospitality industry. The Company will continue to focus on quickly penetrating markets of new hotels and maximizing ADR and occupancy.

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

Taxes, insurance, and other expense for the years ended December 31, 2005 and 2004 were $7.0 million and $6.1 million or 6% of revenue in 2005 and 7% of revenue in 2004. The decrease as a percent to revenue is due to a decline in property insurance rates negotiated by the Company.

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

Interest expense for the years ended December 31, 2005 and 2004 was $397,000 and $404,000, which consists primarily of interest expense on the debt assumed with the Harlingen hotel acquisition in October 2003. The outstanding balance assumed was approximately $4.7 million with an 8.5% annual interest rate.

Related Party Transactions

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These acquisition fees are capitalized as part of the purchase price of the hotels. There were no acquisitions or dispositions during 2006; therefore, there were no costs incurred with ASRG during 2006. Total payments to date to ASRG for services under the terms of this contract were approximately $8.2 million, which have been capitalized as a part of the purchase price of the hotels.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. For the years ended December 31, 2006 and 2005, the Company incurred and paid advisory and other reimbursable expenses of approximately $2.4 million and $1.7 million under this agreement. These amounts are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple REIT Seven, Inc., a newly organized, diversified REIT. The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

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

No additional consideration is due upon the conversion of the Series B convertible preferred shares. Upon the occurrence of a conversion event, the Company will record expense for the difference between the fair value of its common stock and issue price of the Series B convertible preferred shares. The beneficial conversion feature at December 31, 2006, assuming a conversion event had occurred, would be approximately 2.9 million common shares, which based upon the sales price of the Company’s shares at $11 per share would result in approximately $32 million of expense.

Liquidity and Capital Resources

The following is a summary of the Company’s significant contractual obligations as of December 31, 2006:

		Amount of Commitment expiring per period
Commercial Commitments (000’s)	Total	Less than 1 year	2-3 Years	4-5 Years	Over 5 Years
Debt (including interest of $1.6 million)	$6,132	$468	$937	$4,727	$—

The cash flow generated from the properties owned and any short term investments is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws. In January 2006, the Company entered into a $10 million revolving line of credit (one-year maturity). The line of credit bears interest based on LIBOR or the prime lending rate and is used for working capital needs. The line of credit was renewed in January 2007 for an additional one-year period.

The Company’s distribution policy is at the discretion of the board of directors and depends on several factors. The distribution rate in 2006 was increased in June 2006 to an annual rate of $0.91 per Unit from $0.88 per Unit. Distributions are monthly. In 2005 the distributions were at an annual rate of $.88 per Unit outstanding and were paid monthly. The Company’s distributions included a return of capital based on the Company’s earnings and profits. The Company anticipates cash from operations to be adequate to continue its current distribution payment policy. However, there can be no assurance that the Company will continue its current distribution amount or that it will be completely funded from operations.

The Company has on-going capital commitments to fund its capital improvements. For the year ended December 31, 2006, the Company made capital improvements of approximately $9.2 million as compared to $6.5 million in the prior year. In 2006, a majority of the improvements were for seven hotel renovations. The Company is required, under all of the Company’s management agreements, to make available, for the repair, replacement, refurbishing of furniture, fixtures, and equipment, an amount of approximately 5% of gross revenues provided that such amount may be used for the Company’s capital expenditures with respect to the hotels. The Company expects that this amount will be adequate to fund required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of December 31, 2006 and 2005, the Company held $4.3 million and $4.1 million in reserve.

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2006, 2.7 million Units have been reinvested representing $30.0 million in proceeds to the Company. During 2006, 1.1 million Units were reinvested, representing $12.6 million in proceeds to the Company.

The Company has instituted a unit redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of units, when requested, will be made quarterly on a first-come, first-served basis. As of December 31, 2006, the Company has redeemed $35.0 million representing 3.2 million Units. During 2006, the Company redeemed $12.8 million, representing 1.2 million Units. Redemptions are being funded primarily through the Company’s Dividend Reinvestment Program.

In general, the Company expects capital resources to be adequate to meet its cash requirements in 2007.

Subsequent Events

During January 2007, the Company paid distributions in the amount of $3.4 million. Of that amount, $2.2 million was paid out in cash dividends and $1.2 million was reinvested into additional Units of the Company.

During February 2007, the Company paid distributions in the amount of $3.4 million. Of that amount, $2.2 million was paid out in cash dividends and $1.2 million was reinvested into additional Units of the Company.

During January 2007, the Company redeemed 322,563 Units representing approximately $3.5 million, under its Share Redemption Program.

In January 2007, the Company extended the term of its $10 million revolving line of credit for an additional year. The other terms of the line of credit remain the same.

Apple Hospitality Two, Inc. entered into a definitive merger agreement in February 2007 with an unrelated third party. The transaction is subject to numerous due diligence items and shareholder approval. If the merger is completed as anticipated during the second quarter of 2007, the Company would become self-advised. By becoming self-advised the Company plans on terminating its advisory agreement with AFA and ASRG and retaining the employees it currently utilizes through its relationship with Apple Hospitality Two, Inc. The Company would incur no incremental cost by retaining the employees, the Company would eliminate its annual advisory fee (approximately $1.2 million in 2006) and eliminate a potential fee of 2% per transaction on the sale of any properties. The termination does trigger dividend and voting rights for the Series B convertible preferred shares, which requires the Company to record the value of those shares at the time of termination. The Company is currently analyzing the amount of this expense and does anticipate it to be a material item.

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

Critical Accounting Policies and Estimates

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

Capitalization Policy

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

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

Recent Account Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is currently evaluating the impact, if any, of this interpretation.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

Item 8. Financial Statements and Supplementary Data

Report of Management

on Internal Control over Financial Reporting

March 7, 2007

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which appears on the next page of this annual report.

/s/ GLADE M. KNIGHT	/s/ BRYAN PEERY
Glade M. Knight Chairman and Chief Executive Officer	Bryan Peery Chief Financial Officer (Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Shareholders

Apple Hospitality Five, Inc.

We have audited management’s assessment, included in the accompanying “Report of Management on Internal Control over Financial Reporting”, that Apple Hospitality Five, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Apple Hospitality Five, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apple Hospitality Five, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Apple Hospitality Five, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Hospitality Five, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years ended December 31, 2006 and our report dated March 7, 2007, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Richmond, Virginia

March 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Hospitality Five, Inc.

We have audited the accompanying consolidated balance sheets of Apple Hospitality Five, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index of Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Hospitality Five, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Apple Hospitality Five, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 7, 2007

Apple Hospitality Five, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Investment in hotels, net of accumulated depreciation of $36,688 and $23,934, respectively	$398,461	$401,732
Cash and cash equivalents	747	1,082
Restricted cash-furniture, fixtures and other escrows	4,423	4,277
Due from third party managers, net	4,021	3,157
Other assets, net	156	3,199

TOTAL ASSETS	$407,808	$413,447

LIABILITIES
Notes payable-secured	$4,497	$4,575
Accounts payable and accrued expenses	3,295	1,986

TOTAL LIABILITIES	7,792	6,561
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,202,535 and 45,226,571 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,202,535 and 45,226,571 shares, respectively	443,553	443,722
Distributions greater than net income	(43,561)	(36,860)

TOTAL SHAREHOLDERS’ EQUITY	400,016	406,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$407,808	$413,447

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Revenues:
Suite revenue	$117,470	$102,329	$83,588
Other revenue	7,899	7,084	6,672

Total revenue	125,369	109,413	90,260

Expenses:
Operating expense	29,322	27,797	23,533
Hotel administrative expense	10,464	9,575	7,884
Sales and marketing	8,570	7,434	6,263
Utilities	5,441	5,051	3,942
Repair & maintenance	5,515	5,081	4,268
Franchise fees	2,616	1,835	1,325
Management fees	5,579	4,657	3,711
Taxes, insurance and other	8,100	6,970	6,095
General and administrative	3,274	2,807	2,086
Depreciation expense	12,856	11,187	9,452

Total expenses	91,737	82,394	68,559

Operating income	33,632	27,019	21,701
Other	241	—	—
Interest income	185	524	825
Interest expense	(292)	(397)	(404)

Net income	$33,766	$27,146	$22,122

Basic and diluted income per common share	$0.75	$0.60	$0.50

Weighted average shares outstanding—basic and diluted	45,100	45,198	44,524
Distributions declared per common share	$0.90	$0.88	$0.88

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Stock		Class B Convertible Stock		Distributions Greater than Net income	Total Shareholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2004	36,300	$355,989	240	$24	$(7,419)	$348,594

Net proceeds from the sale of common shares	9,372	92,514	—	—	—	92,514
Common shares issued through reinvestment of distributions	523	5,755				5,755
Common shares redeemed	(775)	(8,433)	—	—	—	(8,433)
Net income	—	—	—	—	22,122	22,122
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(38,928)	(38,928)

Balance at December 31, 2004	45,420	445,825	240	24	(24,225)	421,624

Common shares issued through reinvestment of distributions	1,060	11,645	—	—	—	11,645
Common shares redeemed	(1,253)	(13,748)	—	—	—	(13,748)
Net income	—	—	—	—	27,146	27,146
Cash distributions declared to shareholders ($.88 per share)	—	—	—	—	(39,781)	(39,781)

Balance at December 31, 2005	45,227	443,722	240	24	(36,860)	406,886

Common shares issued through reinvestment of distributions	1,147	12,614	—	—	—	12,614
Common shares redeemed	(1,171)	(12,840)	—	—	—	(12,840)
Stock options granted	—	57	—	—	—	57
Net income	—	—	—	—	33,766	33,766
Cash distributions declared to shareholders ($.90 per share)	—	—	—	—	(40,467)	(40,467)

Balance at December 31, 2006	45,203	$443,553	240	$24	$(43,561)	$400,016

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Cash flow provided by operating activities:
Net income	$33,766	$27,146	$22,122
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,856	11,187	9,452
Stock option expense	57	—	—
Other non-operating income	(241)	—	—
Changes in operating assets and liabilities, net of amounts acquired/assumed:
Due from third party manager	(864)	(393)	(747)
Debt service and other escrows	47	15	37
Other assets	79	(432)	(110)
Accrued expenses	1,308	981	201

Net cash provided by operating activities	47,008	38,504	30,955

Cash flow used in investing activities:
Cash paid in acquisition of hotels	—	(28,983)	(65,175)
Proceeds from sale of airplane	2,852	—	—
Decrease in cash paid for future acquisitions	—	846	322
Capital improvements	(9,231)	(6,542)	(1,043)
Net decrease (increase) in cash restricted for property improvements	(193)	582	(1,097)

Net cash used in investing activities	(6,572)	(34,097)	(66,993)
Cash flow from (used in) financing activities
Net proceeds from issuance of common stock	12,614	11,645	98,269
Redemptions of common stock	(12,840)	(13,748)	(8,433)
Repayment of secured notes payable	(78)	(71)	(60)
Cash distributions paid to shareholders	(40,467)	(39,781)	(38,928)

Net cash provided by (used in) financing activities	(40,771)	(41,955)	50,848
Increase (decrease) in cash and cash equivalents	(335)	(37,548)	14,810

Cash and cash equivalents, beginning of period	1,082	38,630	23,820

Cash and cash equivalents, end of period	$747	$1,082	$38,630

Supplemental information:
Interest paid	$577	$397	$370

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

Investment in Hotels and Related Depreciation

The hotels are stated at cost, net of depreciation, and include real estate brokerage commissions paid to Apple Suites Realty Group, Inc. (“ASRG”) (a related party owned by Glade M. Knight, Chairman of the Company). Repair and maintenance costs are expensed as incurred while significant improvements, renovations, and replacements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets, which are 39 years for buildings, 10 years for major improvements and three to seven years for furniture and equipment.

The Company considers expenditures to be capital in nature based on the following criteria: (1) for a single asset, the cost must be at least $500, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; (2) for group purchases of 10 or more identical assets, the unit cost for each asset must be at least $50, including all normal and necessary costs to place the asset in service, and the useful life must be at least one year; and (3) for major repairs to buildings, the repair must be at least $2,500 and the useful life of the asset must be substantially extended.

The Company records impairment losses on hotel properties used in operations if indicators of impairment are present, and the undiscounted cash flows estimated to be generated by the respective properties are less than their carrying amount. Impairment losses are measured as the difference between the asset’s fair value less cost to sell, and its carrying value. No impairment losses have been recorded to date.

Revenue Recognition

Revenue is recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Comprehensive Income

The Company recorded no comprehensive income for the years ended December 31, 2006, 2005 and 2004 other than net income.

Notes to Consolidated Financial Statements—(Continued)

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the year. There were no potential common shares with a dilutive effect at December 31, 2006, 2005 and 2004; therefore, basic and diluted earnings per share were equal for the periods presented. Series B convertible preferred shares are not included in earnings per common share calculations until such time the Series B convertible preferred shares are converted to common shares (see Note 4).

Federal Income Taxes

As a REIT, the Company receives a deduction for its distributions to shareholders and is required to distribute 90% of its earnings and profits. Earnings and profits will differ from income reported for financial reporting purposes primarily due to the differences for federal income tax purposes in the estimated useful lives used to compute depreciation. The Company’s distributions are taxable to its shareholders to the extent the distribution is characterized as ordinary income. The characterization of 2006 distributions of $0.90 per share for tax purposes was 95% ordinary income and 5% return of capital and 2005 distributions of $0.88 per share for tax purposes was 71% ordinary income and 29% return of capital (unaudited).

The Lessee, as a taxable REIT subsidiary of the Company, is subject to federal and state income taxes. The taxable REIT subsidiary incurred a financial reporting and taxable loss for the years ended December 31, 2006, 2005 and 2004 and therefore did not have any federal tax expense. No operating loss benefit has been recorded in the consolidated balance sheet since realization is uncertain. The total net operating loss carry-forward for federal income tax purposes was approximately $8.9 million at December 31, 2006 and $6.9 million at December 31, 2005. The net operating losses expire beginning in 2023. There are no material differences between the book and tax basis of the Company’s assets.

Sales and Marketing Costs

Sales and marketing costs are expensed when incurred. These costs represent the expense for franchise advertising and reservation systems under the terms of the hotel management agreements and general and administrative expenses that are directly attributable to advertising and promotion.

Stock Incentive Plans

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and elected the modified prospective transition method. Accordingly, no prior year amounts have been restated. Statement 123 (R) supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees, (elected by the Company prior to 2006), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. During 2006 approximately 60,000 directors’ stock options were issued and share based expense of approximately $57,000 was recorded.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Notes to Consolidated Financial Statements—(Continued)

Summary of Significant Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. The Company will adopt this interpretation in the first quarter of 2007. The Company is currently evaluating the impact, if any, of this interpretation.

Note 2

Investments in Hotels

At December 31, 2006, the Company owned 28 hotels which were acquired during 2005, 2004 and 2003. Twenty-two of the hotels are Marriott brands of which 11 are Residence Inn by Marriott, nine of the hotels are Courtyard by Marriott, one hotel is a Marriott Suites and one hotel is a SpringHill Suites. The other six are Hilton brand hotels of which four are Homewood Suites by Hilton and two are Hilton Garden Inns. The hotels are located in fifteen states.

Investment in hotels consisted of the following at December 31 (in thousands):

	2006	2005
Land	$76,798	$76,798
Building and Improvements	333,737	328,244
Furniture, Fixtures and Equipment	24,614	20,624

	435,149	425,666
Less Accumulated Depreciation	(36,688)	(23,934)

Investments in Hotels, net	$398,461	$401,732

Notes to Consolidated Financial Statements—(Continued)

Acquisitions

As of December 31, 2006, the Company owned the following 28 hotels:

City	State	Franchise/Brand	Date Acquired	Gross Purchase Price	# of Guestrooms
Tucson	Arizona	Courtyard	October 2003	$12,500,000	153
Tucson	Arizona	Residence Inn	December 2004	12,000,000	120
Cypress	California	Residence Inn	May 2003	19,000,000	155
Colorado Springs	Colorado	Homewood Suites	February 2003	12,300,000	127
Danbury	Connecticut	SpringHill Suites	August 2003	11,500,000	106
Tampa	Florida	Hilton Garden Inn	September 2003	12,250,000	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	7,000,000	115
Las Vegas	Nevada	Marriott Suites	October 2003	42,500,000	278
Lebanon	New Jersey	Courtyard	August 2003	15,000,000	125
Cranbury	New Jersey	Residence Inn	May 2003	11,000,000	108
Somerset	New Jersey	Residence Inn	May 2003	13,000,000	108
Albuquerque	New Mexico	Homewood Suites	February 2003	12,900,000	151
Westbury	New York	Hilton Garden Inn	December 2003	19,000,000	140
Hauppauge	New York	Residence Inn	May 2003	18,500,000	100
Solon	Ohio	Homewood Suites	September 2003	10,050,000	86
Nashville	Tennessee	Residence Inn	June 2003	8,800,000	168
Addison	Texas	Courtyard	October 2003	15,600,000	176
Harlingen	Texas	Courtyard	October 2003	10,000,000	114
Houston	Texas	Courtyard	October 2003	15,000,000	153
Houston	Texas	Courtyard	August 2004	11,000,000	100
Houston	Texas	Residence Inn	August 2004	13,200,000	120
Fort Worth	Texas	Courtyard	March 2004	10,500,000	92
Brownsville	Texas	Residence Inn	October 2003	11,300,000	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	11,000,000	100
Houston Westchase	Texas	Residence Inn	January 2003	14,300,000	120
Park Central	Texas	Residence Inn	October 2003	13,900,000	139
Merrifield	Virginia	Courtyard	August 2005	27,925,000	206
Federal Way	Washington	Courtyard	September 2004	16,900,000	160

				$407,925,000	3,717

Substantially all of the purchase price for all of the hotels was funded by the Company’s best efforts offering of Units. The Company leased all of its hotels to wholly-owned taxable REIT subsidiaries (collectively, the “lessee”) under master hotel lease agreements.

No goodwill or intangible assets were recorded in connection with any of the acquisitions.

Note 3

Notes Payable and Credit Agreements

In conjunction with the acquisition of eight operating hotels in October 2003, the Company assumed debt with the Harlingen hotel in the approximate amount of $4,850,000 which is secured by a first mortgage on the hotel. The loan matures on June 1, 2011. As of December 31, 2006, the outstanding principal balance for this loan was approximately $4.5 million. The annual interest rate is 8.5% and payments of principal and interest are

Notes to Consolidated Financial Statements—(Continued)

due in monthly installments. The amount due each month is $39,053. The loan is amortized for a period of twenty-five years and a balloon payment in the amount of $4.1 million is due on June 1, 2011. At the request of the lender, the Company formed new subsidiaries to serve as the owner and lessee for this hotel, and caused these subsidiaries to be “special purpose entities.” To qualify as special purpose entities, these subsidiaries have organizational documents that impose certain requirements on them while the loan is outstanding. In particular, these subsidiaries must maintain separate legal identities and must limit their activities to dealing with the hotel that secures the loan.

The aggregate amounts of principal payable under the Company’s promissory note, for the five years subsequent to December 31, 2006 are as follows (in thousands):

2007	$84
2008	91
2009	100
2010	109
2011	4,113

$4,497

In January 2006, the Company entered into a $10 million revolving line of credit (one-year maturity). The line bears interest based on LIBOR or the prime lending rate and is used for working capital needs. The line of credit was renewed in January 2007 for an additional year.

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

Notes to Consolidated Financial Statements—(Continued)

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

During the first quarter of 2004, the Company instituted a dividend reinvestment plan. The purpose of the plan is to provide the Company’s shareholders with a convenient and inexpensive way to increase their investment in the Company by reinvesting their dividends to purchase additional Units. As of December 31, 2006, 2.7 million Units have been reinvested representing $30.0 million in proceeds to the Company through the plan. During 2006, 1.1 million Units were reinvested, representing $12.6 million in proceeds to the Company.

The Company has instituted a share redemption program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the share redemption program. Redemption of Units, when requested, will be made quarterly on a first-come, first-served basis. As of December 31, 2006, the Company has redeemed $35.0 million representing 3.2 million Units. During 2006, the Company redeemed $12.8 million, representing 1.2 million Units.

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

Notes to Consolidated Financial Statements—(Continued)

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

On January 2, 2003, the Board of Directors approved an Incentive Stock Option Plan (the “Incentive Plan”) whereby incentive awards may be granted to certain employees of the Company or affiliates. The maximum number of Units that can be issued under the Incentive Plan is 1,927,045. As of December 31, 2006, no options have been issued under the plan.

Both plans generally provide, among other things, that options be granted at exercise prices not lower than the market value of the Units on the date of grant. The optionee has up to 10 years from the date on which the options first become exercisable to exercise the options. In 2006, 2005 and 2004 the Company granted 59,590, 50,715 and 36,388 options to purchase shares under the Directors Plan and granted no options under the Incentive Plan. All options vested on the date of issuance. Activity in the Company’s share option plan during 2006, 2005 and 2004 is summarized in the following table:

	2006	2005	2004
Outstanding, beginning of year:	121,343	70,628	34,240
Granted	59,590	50,715	36,388
Exercised	—	—	—
Expired or canceled	—	—	—

Outstanding, end of year:	180,933	121,343	70,628

Exercisable, end of year:	180,933	121,343	70,628

The weighted-average exercise price:	$11.00	$11.00	$11.00

Notes to Consolidated Financial Statements—(Continued)

Beginning January 1, 2006, the Company adopted FASB Statement 123 (R) under the modified prospective transition method and recorded $57,000 of stock based expense for the 59,590 options issued.

Prior to January 1, 2006, the Company used the intrinsic value method, as defined by APB 25, to account for stock-based compensation. This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock.

Note 6

Management Agreements

Except for nine Marriott brand hotels that are managed by Western International, Inc. (“Western”), the Company’s Marriott brand hotels are subject to management agreements under which Marriott or its affiliates (the “Manager”) manages the hotels and provides access to the Company to Marriott’s intellectual property and proprietary sales and reservation system, generally for an initial term of 30 years with renewal terms at the option of the Manager and the Company of up to an additional 30 years. The agreements generally provide for payment of base management fees, which are calculated annually and are a percentage of sales, incentive management fees over a priority return (as defined in the management agreements), system fees and marketing fees. Additionally, these agreements have termination provisions for the Company if certain operating results are not achieved. During the years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $701 thousand, $332 thousand and $425 thousand in incentive management fees.

Western manages five of the Company’s Residence Inn hotels and four of the Company’s Courtyard by Marriott hotels. These hotels are given access to Marriott’s intellectual property and proprietary sales and reservation system under franchise agreements with Marriott. Western manages day-to-day operations of these hotels and charges management fees for this function, which are calculated as a percent of revenue. Each hotel is also subject to incentive management fees, if certain levels of operating profit are reached. For the year ended December 31, 2006, the Company incurred $41,000 in incentive management fees. In 2005 and 2004, the Company did not incur incentive management fees. These management agreements are for a term of five years and include a provision for early termination if certain results and conditions are not met.

Hilton, or one of its affiliates, manages day-to-day operations of the Company’s Homewood Suites and Hilton Garden Inn hotels. Hilton charges fees for this function, which are calculated as a percentage of revenue. Hilton also charges a fee, calculated as a percentage of suite revenue, for franchise licenses to operate as a Homewood Suites by Hilton or a Hilton Garden Inn and to participate in its reservation system. The terms of these management agreements and franchise agreements range from 15 to 20 years.

During the years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $8.2 million, $6.5 million and $5.0 million associated with these agreements.

Note 7

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arms length, and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with ASRG to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. These acquisition fees are capitalized as part of the purchase price of the hotels. There were

Notes to Consolidated Financial Statements—(Continued)

no acquisitions or dispositions during 2006; therefore, there were no costs incurred with ASRG during 2006. Total payments to date to ASRG for services under the terms of this contract were approximately $8.2 million, which have been capitalized as a part of the purchase price of the hotels.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. For the years ended December 31, 2006, 2005 and 2004 , the Company incurred and paid advisory and other reimbursable expenses of approximately $2.4 million, $1.7 million and $1.0 million under this agreement. These amounts are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and CEO of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT and Apple REIT Seven, Inc., a diversified REIT. The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc., or Apple REIT Seven, Inc.

Note 8

Pro Forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2004 is presented as if the hotel acquisitions occurred on January 1, 2004. The pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions, in fact, had occurred on January 1, 2004, nor does it purport to represent the results of operations for future periods.

(In thousands, except per share data)	Year ended December 31, 2004
Hotel revenues	$94,987
Net income	$23,341
Net income per share basic and diluted	$0.52

The pro forma information reflects adjustments for actual revenues and expenses of the 5 hotels acquired in 2004 for the respective period owned prior to acquisition by the Company. Net income has been adjusted as follows: (1) depreciation has been adjusted based on the Company’s basis in the hotels; (2) advisory expenses have been adjusted based on the Company’s contractual arrangements; and (3) common stock raised during 2004 to purchase these hotels has been adjusted to reflect issuances as of January 1, 2004.

Note 9

Other Assets

On May 17, 2006, the Company sold its Lear jet for approximately $2.9 million. The disposal resulted in a gain of approximately $241,000.

Note 10

Subsequent Events

During January 2007, the Company paid distributions in the amount of $3.4 million. Of that amount, $2.2 million was paid out in cash dividends and $1.2 million was reinvested into additional Units of the Company.

Notes to Consolidated Financial Statements—(Continued)

During February 2007, the Company paid distributions in the amount of $3.4 million. Of that amount, $2.2 million was paid out in cash dividends and $1.2 million was reinvested into additional Units of the Company.

During January 2007, the Company redeemed 322,563 Units representing approximately $3.5 million, under its Share Redemption Program.

In January 2007, the Company extended the term of its $10 million revolving line of credit for an additional year. The other terms of the line of credit remain the same.

Apple Hospitality Two, Inc. entered into a definitive merger agreement in February 2007 with an unrelated third party. The transaction is subject to numerous due diligence items and shareholder approval. If the merger is completed as anticipated during the second quarter of 2007, the Company would become self-advised. By becoming self-advised the Company plans on terminating its advisory agreement with AFA and ASRG and retaining the employees it currently utilizes through its relationship with Apple Hospitality Two, Inc. The Company would incur no incremental cost by retaining the employees, the Company would eliminate its annual advisory fee (approximately $1.2 million in 2006) and eliminate a potential fee of 2% per transaction on the sale of any properties. The termination does trigger dividend and voting rights for the Series B convertible preferred shares, which requires the Company to record the value of those shares at the time of termination. The Company is currently analyzing the amount of this expense and does anticipate it to be a material item.

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

Note 12

Quarterly Financial Data (unaudited)

The following is a summary of quarterly results of operations for the period ended December 31, 2006 and 2005, in thousands, except per share data:

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$31,637	$32,907	$31,077	$29,748
Net income	$8,848	$9,798	$7,793	$7,327
Basic and diluted earnings per common share	$0.20	$0.22	$0.17	$0.16
Distributions paid per share	$0.22	$0.22	$0.23	$0.23

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,909	$27,443	$27,647	$27,414
Net income	$7,276	$7,344	$5,762	$6,764
Basic and diluted earnings per common share	$0.16	$0.16	$0.13	$0.15
Distributions paid per share	$0.22	$0.22	$0.22	$0.22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 10, the 2007 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Item 402 and 407(e)(4) and (e)(5) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 11, the 2007 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Items 201(d) and 403 of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 12, the 2007 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and 407(a) of Regulation S-K will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 13, the 2007 Proxy Statement is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

This information required by Item 9(e) of Schedule 14A will be set forth in the Company’s 2007 Proxy Statement. For the limited purpose of providing the information necessary to comply with this Item 14, the 2007 Proxy Statement is incorporated herein by this reference.

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

SCHEDULE III

Real Estate and Accumulated Depreciation

As of December 31, 2006

(In thousands)

		Initial Cost		Subsequently Capitalized
Description	Encumbrances	Land	Bldg./FF&E	Bldg. Imp. & FF&E	Total Gross Cost (1)	Acc. Deprec.	Date of Construction	Date Acquired	Depreciable Life	# of Guestrooms
Albuquerque, New Mexico	$—	$1,111	$12,214	$556	$13,881	$(1,778)	2001	February 2003	3 - 39 yrs.	151
Baton Rouge, Louisiana	—	1,553	5,734	746	8,033	(916)	1999	February 2003	3 - 39 yrs.	115
Brownsville, Texas	—	1,944	9,426	944	12,314	(1,071)	2000	October 2003	3 - 39 yrs.	102
Cleveland/Solon, Ohio	—	2,446	7,996	128	10,570	(1,058)	2002	September 2003	3 - 39 yrs.	86
Colorado Springs, Colorado	—	1,447	11,237	143	12,827	(1,476)	2000	February 2003	3 - 39 yrs.	127
Cranbury, New Jersey	—	2,432	9,017	144	11,593	(1,055)	2002	May 2003	3 - 39 yrs.	108
Cypress, California	—	4,108	15,449	119	19,676	(1,953)	2002	May 2003	3 - 39 yrs.	155
Dallas/Addison, Texas	—	2,992	12,669	1,613	17,274	(1,444)	2000	October 2003	3 - 39 yrs.	176
Dallas/DFW Airport, Texas	—	2,138	9,051	805	11,994	(1,004)	2001	October 2003	3 - 39 yrs.	100
Dallas/Park Central, Texas	—	3,248	11,043	74	14,365	(1,237)	2001	October 2003	3 - 39 yrs.	139
Danbury, Connecticut	—	1,649	10,160	52	11,861	(1,240)	2002	August 2003	3 - 39 yrs.	106
Federal Way, Washington	—	3,535	13,281	1,079	17,895	(994)	1999	September 2004	3 - 39 yrs.	160
Franklin, New Jersey	—	2,821	10,677	143	13,641	(1,180)	2002	May 2003	3 - 39 yrs.	108
Ft. Worth, Texas	—	2,486	8,244	101	10,831	(881)	2004	March 2004	3 - 39 yrs.	92
Harlingen, Texas	4,497	2,533	7,696	142	10,371	(712)	1995	October 2003	3 - 39 yrs.	114
Hauppauge, New York	—	3,288	15,856	171	19,315	(1,678)	2002	May 2003	3 - 39 yrs.	100
Houston Westchase, Texas	—	2,336	12,460	1,300	16,096	(1,841)	1999	January 2003	3 - 39 yrs.	120
Houston, Texas	—	2,206	12,829	1,374	16,409	(1,364)	1999	October 2003	3 - 39 yrs.	153
Houston, Texas	—	2,357	10,894	86	13,337	(822)	2004	August 2004	3 - 39 yrs.	120
Houston, Texas	—	1,692	9,871	64	11,627	(732)	2004	August 2004	3 - 39 yrs.	100
Las Vegas, Nevada	—	6,342	36,170	4,078	46,590	(3,944)	1997	October 2003	3 - 39 yrs.	278
Lebanon, New Jersey	—	3,615	11,693	88	15,396	(1,386)	2003	August 2003	3 - 39 yrs.	125
Merrifield, Virginia	—	4,285	24,698	29	29,012	(1,159)	2005	August 2005	3 - 39 yrs.	206
Nashville, Tennessee	—	1,746	7,319	2,321	11,386	(1,151)	1986	June 2003	3 - 39 yrs.	168
Tampa, Florida	—	2,962	9,746	940	13,648	(1,303)	1999	September 2003	3 - 39 yrs.	95
Tucson, Arizona	—	1,777	10,520	6	12,303	(696)	2004	December 2004	3 - 39 yrs.	120
Tuscon, Arizona	—	3,120	9,514	329	12,963	(948)	1996	October 2003	3 - 39 yrs.	153
Westbury, New York	—	4,655	15,222	64	19,941	(1,665)	2003	December 2003	3 - 39 yrs.	140

	$4,497	$76,824	$340,686	$17,639	$435,149	$(36,688)				3,717

	2006	2005	2004		2006	2005	2004
Real estate owned:				Accumulated depreciation:
Balance as of January 1	$425,666	$390,446	$324,747	Balance as of January 1	$23,934	$13,018	$3,850
Improvements	9,483	6,237	1,349	Depreciation expense	12,754	10,916	9,168
Acquisition	—	28,983	64,350

Balance at December 31	$435,149	$425,666	$390,446	Balance at December 31	$36,688	$23,934	$13,018

(1)	The gross cost basis for Federal Income Tax purposes approximates the basis used in this schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE HOSPITALITY FIVE, INC.

By:	/s/ GLADE M. KNIGHT	Date: March 7, 2007
Glade M. Knight, Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

By:	/s/ BRYAN PEERY	Date: March 7, 2007
Bryan Peery, Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ GLADE M. KNIGHT	Date: March 7, 2007
Glade M. Knight, Director

By:	/s/ GLENN W. BUNTING, JR.	Date: March 7, 2007
Glenn W. Bunting, Jr., Director

By:	/s/ KENT W. COLTON	Date: March 7, 2007
Kent W. Colton, Director

By:	/s/ LISA B. KERN	Date: March 7, 2007
Lisa B. Kern, Director

By:	/s/ BRUCE H. MATSON	Date: March 7, 2007
Bruce H. Matson, Director

By:	/s/ MICHAEL S. WATERS	Date: March 7, 2007
Michael S. Waters, Director

By:	/s/ ROBERT M. WILY	Date: March 7, 2007
Robert M. Wily, Director

Exhibit Index

Exhibit Number	Description
2.1	Purchase Contract dated as of December 18, 2002 by and between Westel Properties II, Ltd., Apple Suites Realty Group, Inc., and, to the extent provided therein, joined in by W.I. Realty I, L.P. (as subsequently assigned by Apple Suites Realty Group, Inc. to AHF Houston Westchase Limited Partnership) (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

2.2	Agreement of Sale dated as of February 26, 2003 between Promus Hotels, Inc., Promus Hotels Florida, Inc. and Apple Suites Realty Group, Inc. (Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.3	Agreement (regarding Agreement of Sale (Dated as of February 26, 2003 between Apple Suites Realty Group, Inc., Apple Hospitality Five, Inc. and AHF Baton Rouge Limited Partnership (Incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2.4	Purchase and Sale Agreement dated as of May 23, 2003 between Residence Inn By Marriott, Inc. and Apple Hospitality Five, Inc. regarding a hotel in Cypress (Los Alamitos), California. (Incorporated by reference to Exhibit 2.4 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.5	Purchase Contract dated as of April 1, 2003 between Briad Lodging Group Hauppauge, L.L.C., Briad Lodging Group Franklin, L.L.C., and Briad Lodging Group Cranbury, L.L.C. (as Seller) and Apple Hospitality Five, Inc. (as Buyer) regarding hotels in Somerset and Cranbury, New Jersey and Hauppauge, New York. (Incorporated by reference to Exhibit 2.5 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

2.6	Agreement of Purchase and Sale and Joint Escrow Instructions dated as of June 17, 2003 between WBL II Real Estate Limited Partnership and Apple Hospitality Five, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 2.6 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q (SEC File No. 000-50731) filed August 4, 2005).

10.1	Advisory Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.2	Subcontract and Assignment Agreement dated as of January 3, 2003 by and between Apple Hospitality Five Advisors, Inc. and Apple Suites Advisors, Inc. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.3	Property Acquisition/Disposition Agreement dated as of January 3, 2003 between Apple Suites Realty Group, Inc. and Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

1

Exhibit Number	Description
10.4	2003 Incentive Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

10.5	2003 Non-employee Directors Stock Option Plan of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003). This is a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.*

10.6	Hotel Lease Agreement effective as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, and AHF Services Limited Partnership, as Lessee. (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.7	Management Agreement dated as of April 8, 1996 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager (as amended). (Incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.8	First Amendment to Management Agreement dated as of October 8, 1997 by and between Westel Properties II, Ltd., as Owner, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.9	Assignment, Assumption and Amendment of Management Agreement dated as of January 3, 2003 by and among Westel Properties II, Ltd., as Assignor, AHF Services Limited Partnership, as Assignee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.10	Owner Agreement dated as of January 3, 2003 between AHF Houston Westchase Limited Partnership, as Lessor, AHF Services Limited Partnership, as Lessee, and Residence Inn by Marriott, Inc., as Manager. (Incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed January 17, 2003).

10.11	Management Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.12	Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five Management, Inc. and Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.13	Guarantee of Franchise License Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. for the benefit of Promus Hotels, Inc. regarding Homewood Suites® hotel in Colorado. (Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.14	Master Hotel Lease Agreement dated as of February 26, 2003 between Apple Hospitality Five, Inc. and Apple Hospitality Five Management, Inc. regarding Homewood Suites® hotels in Colorado and New Mexico. (Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

2

Exhibit Number	Description
10.15	Schedule setting forth information on two substantially identical Management Agreements (substantially identical to Exhibit 10.1 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.16	Schedule setting forth information on two substantially identical Franchise License Agreements (substantially identical to Exhibit 10.2 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.17	Schedule setting forth information on two substantially identical Guarantees of Franchise License Agreements (substantially identical to Exhibit 10.3 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.18	Schedule setting forth information on a substantially identical Hotel Lease Agreement regarding Homewood Suites® hotel in Louisiana (substantially identical to Exhibit 10.4 of the filing specified immediately below). (Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.19	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California (Incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.20	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.20-A to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.21	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.20-B to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.22	Owner Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc., and Residence Inn By Marriott, Inc. regarding a hotel in Hauppauge, New York. (Incorporated by reference to Exhibit 10.20-C to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.23	Escrow Agreement dated as of April 1, 2003 among Briad Lodging Group Somerset, LLC, Briad Lodging Group Wallingford, LLC, Briad Development West, LLC, Briad Development East, LLC, Briad Restaurant Group, LLC, Apple Hospitality Five, Inc. and LandAmerica – Dallas National Division. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.24	Owner Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.25	Schedule setting forth information on five hotels (located in California, New Jersey, New York and Tennessee) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003). (Incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

3

Exhibit Number	Description
10.26	Management Agreement dated as of May 23, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cypress (Los Alamitos) California. (Incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.27	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Cranbury, New Jersey. (Incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.28	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Somerset, New Jersey. (Incorporated by reference to Exhibit 10.26 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.29	Management Agreement dated as of May 31, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Hauppauge, New York. (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.30	Amended and Restated Management Agreement June 21, 2003 between Apple Hospitality Five, Inc., Apple Hospitality Five Management, Inc. and Residence Inn By Marriott, Inc. regarding a hotel in Nashville, Tennessee. (Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed July 7, 2003).

10.31	Schedule setting forth information on four hotels (located in Connecticut, Florida, New Jersey and Ohio) subject to previously filed Master Hotel Lease Agreement (Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed March 13, 2003).

10.32	Schedule setting forth information on nine substantially identical Hotel Lease Agreements (substantially identical to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (SEC File No. 333-100044) filed on March 13, 2003). (Incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the registrant’s registration statement on Form S-11 filed December 23, 2003).

10.33	Hotel Lease Agreement, effective as of December 15, 2004 between Apple Hospitality Five, Inc., and Apple Hospitality Five Management, Inc. regarding property in Tucson, Arizona (Incorporated by reference to Exhibit 10.33 to Form 10-K (SEC File No. 000-50731) filed March 11, 2005).

21.1	Subsidiaries of Apple Hospitality Five, Inc. (FILED HEREWITH).

23.1	Consent of Ernst & Young LLP (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

*	Denotes Compensation Plan.

4