Form 10-Q
period 2007-03-31
APPLE HOSPITALITY FIVE INC
filed 2007-05-03
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

At May 1, 2007, there were 44,983,220 outstanding shares of common stock, no par value, of the registrant.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	March 31, 2007	December 31, 2006
ASSETS
Investment in hotels, net of accumulated depreciation of $40,079 and $36,688, respectively	$396,126	$398,461
Cash and cash equivalents	99	747
Restricted cash-furniture, fixtures and other escrows	4,922	4,423
Due from third party managers, net	7,198	4,021
Other assets, net	470	156

TOTAL ASSETS	$408,815	$407,808

LIABILITIES
Notes payable	$7,866	$4,497
Accounts payable and accrued expenses	1,277	3,295

TOTAL LIABILITIES	9,143	7,792

SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,204,215 and 45,202,535 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	24	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,204,215 and 45,202,535 shares, respectively	443,585	443,553
Distributions greater than net income	(43,937)	(43,561)

TOTAL SHAREHOLDERS’ EQUITY	399,672	400,016

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$408,815	$407,808

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Revenues:
Suite revenue	$31,482	$29,665
Other revenue	2,230	1,972

Total revenue	33,712	31,637

Expenses:
Operating expense	7,439	7,246
Hotel administrative expense	2,660	2,567
Sales and marketing	2,127	2,046
Utilities	1,362	1,312
Repair & maintenance	1,351	1,297
Franchise fees	714	674
Management fees	2,017	1,693
Taxes, insurance and other	1,876	2,015
General and administrative	795	657
Depreciation expense	3,391	3,112

Total expenses	23,732	22,619

Operating income	9,980	9,018

Interest expense, net	(97)	(170)

Net income	$9,883	$8,848

Basic and diluted income per common share	$0.22	$0.20

Weighted average shares outstanding—basic and diluted	45,120	45,097
Distributions declared per common share	$0.23	$0.22

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2007	Three months ended March 31, 2006
Cash flow from operating activities:
Net income	$9,883	$8,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	3,391	3,112
Changes in operating assets and liabilities:
Due from third party managers	(3,177)	(3,522)
Debt service and other escrows	88	40
Other assets	(314)	376
Accrued expenses	(1,766)	(834)

Net cash provided by operating activities	8,105	8,020

Cash flow used in investing activities:
Capital improvements	(1,308)	(2,083)
Net increase in cash restricted for property improvements	(587)	(352)

Net cash used in investing activities	(1,895)	(2,435)

Cash flow used in financing activities:
Net proceeds from issuance of common stock	3,567	2,898
Redemptions of common stock	(3,535)	(3,605)
Repayment of secured notes payable	(21)	(20)
Net proceeds from line of credit	3,390	4,250
Cash distributions paid to shareholders	(10,259)	(9,921)

Net cash used in financing activities	(6,858)	(6,398)

Decrease in cash and cash equivalents	(648)	(813)
Cash and cash equivalents, beginning of period	747	1,082

Cash and cash equivalents, end of period	$99	$269

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2006 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Income Taxes

Effective January 1, 2007, the Company adopted FASB (“Financial Accounting Standards Board”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. This interpretation did not have a material impact on the Company’s results of operations or statement of financial position.

Earnings Per Common Share

Basic earnings per common share is computed based upon the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated after giving effect to all potential common shares that were dilutive and outstanding for the period. There were no potential common shares with a dilutive effect during the three months ended March 31, 2007 and 2006; therefore basic and diluted earnings per share were equal for the periods presented. The Series B convertible preferred shares are not included in earnings per common share calculations until such time that such shares are converted to common shares.

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

Note 3

Shareholders’ Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the three months ended March 31, 2007, the Company redeemed 322,563 Units in the amount of $3.5 million under the program.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 7 million shares for potential issuance under the plan. During the three months ended March 31, 2007, 324,244 Units were issued under the plan representing approximately $3.6 million. As of March 31, 2007, 3.1 million Units have been reinvested, representing $33.6 million in proceeds to the Company since the plan’s inception.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. There were no acquisitions or dispositions during 2006 or 2007; therefore, there were no costs incurred with ASRG during 2006 or 2007.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the three months ended March 31, 2007 and 2006, the Company incurred advisory and other reimbursable expenses of approximately $0.6 million and $0.4 million under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT, and Apple REIT Seven, Inc., a diversified REIT. The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Apple Hospitality Two, Inc. entered into a definitive merger agreement in February 2007 with an unrelated third party. The transaction is subject to numerous customary closing conditions. However, if the merger is completed as anticipated during the second quarter of 2007, the Company would become self-advised. By becoming self-advised the Company plans on terminating its advisory agreement with AFA and ASRG and retaining the employees it currently utilizes through its relationship with Apple Hospitality Two, Inc. The Company would incur no incremental cost by retaining the employees, the Company would eliminate its annual advisory fee (approximately $1.2 million in 2006 and $0.3 million through the first quarter of 2007) and eliminate a potential fee of 2% per transaction on the sale of any properties. The termination does trigger dividend and voting rights for the Series B convertible preferred shares, which requires the Company to record the value of those shares at the time of termination. The Company is currently analyzing the amount of this expense and does anticipate it to be a material item.

Note 5

Subsequent Events

In April 2007, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders, of which $1.2 million or 109,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2007, the Company also redeemed 330,000 Units representing approximately $3.6 million, under the Company’s Unit Redemption Program.

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

The following is a summary of results:

	Three months ended March 31, 2007 and 2006,
(in thousands, except statistical data)	2007	Percent of Revenue	2006	Percent of Revenue	Percent change
Total revenues	$33,712	100%	$31,637	100%	7%
Hotel direct expenses	17,670	52%	16,835	53%	5%
Taxes, insurance and other expenses	1,876	6%	2,015	6%	-7%
General and administrative	795	2%	657	2%	21%
Depreciation	3,391	10%	3,112	10%	9%
ADR	$125		$117		7%
Occupancy	74%		75%		-1%
RevPAR	$93		$87		7%

Hotels Owned

As of March 31, 2007, the Company owned the following 28 hotel properties:

City	State	Franchise/Brand	Date Acquired	# of Suites
Tucson	Arizona	Courtyard	October 2003	153
Tucson	Arizona	Residence Inn	December 2004	120
Cypress	California	Residence Inn	May 2003	155
Colorado Springs	Colorado	Homewood Suites	February 2003	127
Danbury	Connecticut	SpringHill Suites	August 2003	106
Tampa	Florida	Hilton Garden Inn	September 2003	95

Baton Rouge	Louisiana	Homewood Suites	February 2003	115
Las Vegas	Nevada	Marriott Suites	October 2003	278
Lebanon	New Jersey	Courtyard	August 2003	125
Cranbury	New Jersey	Residence Inn	May 2003	108
Somerset	New Jersey	Residence Inn	May 2003	108
Albuquerque	New Mexico	Homewood Suites	February 2003	151
Westbury	New York	Hilton Garden Inn	December 2003	140
Hauppauge	New York	Residence Inn	May 2003	100
Solon	Ohio	Homewood Suites	September 2003	86
Nashville	Tennessee	Residence Inn	June 2003	168
Addison	Texas	Courtyard	October 2003	176
Harlingen	Texas	Courtyard	October 2003	114
Houston	Texas	Courtyard	October 2003	153
Houston	Texas	Courtyard	August 2004	100
Houston	Texas	Residence Inn	August 2004	120
Fort Worth	Texas	Courtyard	March 2004	92
Brownsville	Texas	Residence Inn	October 2003	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	100
Houston Westchase	Texas	Residence Inn	January 2003	120
Dallas Park Central	Texas	Residence Inn	October 2003	139
Merrifield	Virginia	Courtyard	August 2005	206
Federal Way	Washington	Courtyard	September 2004	160

				3,717

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

The Company has contracted with Apple Suites Realty Group, Inc. (“ASRG”) to provide brokerage services for the acquisition and disposition of the Company’s real estate assets. In accordance with the contract, ASRG is paid a fee of 2% of the gross purchase price of any acquisitions or gross sale price of any dispositions of real estate investments, subject to certain conditions. There were no acquisitions or dispositions during 2006 or 2007; therefore, there were no costs incurred with ASRG during 2006 or 2007.

Effective January 3, 2003, the Company contracted with Apple Hospitality Five Advisors, Inc. (“AFA”), which in turn subcontracts with Apple Suites Advisors, Inc. (“ASA”), a subsidiary of Apple Hospitality Two, Inc., to advise and provide day-to-day management services for the Company and due-diligence services on acquisitions. In accordance with the contract, the Company pays AFA a fee equal to .1% to .25% of total equity contributions received by the Company in addition to certain reimbursable expenses. AFA in turn pays that total amount to ASA. During the three months ended March 31, 2007 and 2006, the Company incurred advisory and other reimbursable expenses of approximately $0.6 million and $0.4 million under this agreement, which are included in general and administrative expense.

AFA and ASRG are 100% owned by Mr. Glade M. Knight, the Company’s Chairman and Chief Executive Officer. ASA is a wholly-owned subsidiary of Apple Hospitality Two, Inc. Mr. Knight also serves as the Chairman and Chief Executive Officer of Apple Hospitality Two, Inc., a hospitality REIT, Apple REIT Six, Inc., a diversified REIT, and Apple REIT Seven, Inc., a diversified REIT. The Company’s Board of Directors has members that are also on the Board of Directors of Apple Hospitality Two, Inc., Apple REIT Six, Inc. or Apple REIT Seven, Inc.

Apple Hospitality Two, Inc. entered into a definitive merger agreement in February 2007 with an unrelated third party. The transaction is subject to numerous customary closing conditions. However, if the merger is completed as anticipated during the second quarter of 2007, the Company would become self-advised. By becoming self-advised the Company plans on terminating its advisory agreement with AFA and ASRG and retaining the employees it currently utilizes through its relationship with Apple Hospitality Two, Inc. The Company would incur no incremental cost by retaining the employees, the Company would eliminate its annual advisory fee (approximately $1.2 million in 2006 and $0.3 million through the first quarter of 2007) and eliminate a potential fee of 2% per transaction on the sale of any properties. The termination does trigger dividend and voting rights for the Series B convertible preferred shares, which requires the Company to record the value of those shares at the time of termination. The Company is currently analyzing the amount of this expense and does anticipate it to be a material item.

Results of Operations

The Company’s financial results for the first three months of 2007 have improved as compared to the first three months of 2006. This improvement reflects the overall improvement in the hospitality industry. The Company will continue to focus on penetrating markets and maximizing ADR and occupancy. Although there can be no assurances of future results since many factors in the hotel industry are not controllable by the Company, it is anticipated this improvement will continue throughout 2007.

Revenues

The Company’s principal source of revenue is hotel suites revenue and related other revenue. For the three months ended March 31, 2007 and 2006, the Company earned total revenue of $33.7 million and $31.6 million. For these periods, the hotels achieved average occupancy of 74% and 75%, ADR of $125 and $117, and RevPAR of $93 and $87. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. The overall increase in revenue for these periods is due to the overall improvement in the hospitality industry. Demand continues to exceed supply in most of the Company’s markets, allowing the Company to increase its room rates without reducing occupancy. The Company has and will continue to aggressively manage its room rates to maximize revenue.

Expenses

For the three months ended March 31, 2007 and 2006, direct expenses of the hotels totaled approximately $17.7 million or 52% of total revenues and $16.8 million or 53% of total revenues. The decline as a percentage of revenue is due to the increase in ADR.

Taxes, insurance, and other expenses for the three months ended March 31, 2007 and 2006 were approximately $1.9 million or 6% of total revenue and $2.0 million or 6% of total revenues.

General and administrative expense for the three months ended March 31, 2007 and 2006 was approximately $0.8 million or 2% of total revenue and $0.7 million or 2% of total revenues.

Depreciation expense for the three months ended March 31, 2007 and 2006 was approximately $3.4 million and $3.1 million. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned. The increase is due to ongoing capital improvements.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws. In January 2007, the Company extended the term of its $10 million revolving line of credit agreement for an additional year. The line of credit bears interest based on LIBOR or the prime rate. As of March 31, 2007, $3.4 million was outstanding on the line of credit.

The Company’s dividend distribution policy is at the discretion of the board of directors and depends on several factors. In June 2006 the Company increased its distribution to an annual rate of $0.91 per Unit outstanding from $0.88 per Unit. Distributions are paid monthly. Due to the seasonal nature of the hotel industry, total distributions to shareholders in the first quarter of 2007 of approximately $10.3 million exceed cash from operations of approximately $8.1 million. The Company anticipates cash from operations to exceed the full year distribution at its current rate. However, there can be no assurance that the Company will continue its current dividend amount or that it will be completely funded from operations.

Apple Hospitality Two, Inc. entered into a definitive merger agreement in February 2007 with an unrelated third party. The transaction is subject to numerous customary closing conditions. However, if the merger is completed as anticipated during the second quarter of 2007, the Company would become self-advised. By becoming self-advised the Company plans on terminating its advisory agreement with AFA and ASRG and retaining the employees it currently utilizes through its relationship with Apple Hospitality Two, Inc. The Company would incur no incremental cost by retaining the employees, the Company would eliminate its annual advisory fee (approximately $1.2 million in 2006 and $0.3 million through the first quarter of 2007) and eliminate a potential fee of 2% per transaction on the sale of any properties. The termination does trigger dividend and voting rights for the Series B convertible preferred shares, which requires the Company to record the value of those shares at the time of termination. The Company is currently analyzing the amount of this expense and does anticipate it to be a material item.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of total revenues. The Company expects that this amount will be adequate to fund substantially all of the required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of March 31, 2007, the Company held approximately $4.9 million in reserve.

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

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted FASB (“Financial Accounting Standards Board”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation requires that income tax positions recognized in an entity’s tax returns have a more-likely-than-not chance of being sustained prior to recording the related tax benefit in the financial statements. Tax benefits would be derecognized if information became available which indicated that it was more-likely-than-not that the position would not be sustained. This interpretation did not have a material impact on the Company’s results of operations or statement of financial position.

Business Interruption

Being in the real estate industry, the Company is exposed to natural disasters both locally and nationally, and although management believes there is adequate insurance to cover this exposure, there can be no assurance that such events will not have a material adverse effect on the Company’s financial position and results of operations.

Subsequent Events

In April 2007, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders, of which $1.2 million or 109,000 Units were reinvested under the Company’s Dividend Reinvestment Plan.

In April 2007, the Company also redeemed 330,000 Units representing approximately $3.6 million, under the Company’s Unit Redemption Program.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Unit Redemption Program

With its initial offering the Company instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Redemption of Units, when requested, will be made quarterly on a first-come, first-served basis. These redemptions are primarily funded through the Company’s dividend reinvestment plan. The following is a summary of redemptions during the first quarter of 2007:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
January 2007	322,563	$10.96	3,520,919	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-50731).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date:	May 3, 2007
Glade M. Knight,
Chairman of the Board,
Chief Executive Officer, and President
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date:	May 3, 2007
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)