Form 10-Q
period 2007-06-30
APPLE HOSPITALITY FIVE INC
filed 2007-08-03
CIK 1191813

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

At August 1, 2007, there were 45,320,278 outstanding shares of common stock, no par value, of the registrant.

APPLE HOSPITALITY FIVE, INC.

FORM 10-Q

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Operations - Three and six months ended June 30, 2007 and Three and six months ended June 30, 2006	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and Six months ended June 30, 2006	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings (not applicable)

Item 1A.	Risk Factors (not applicable)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities (not applicable)

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information (not applicable)

Item 6.	Exhibits	17

Signatures		18

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Apple Hospitality Five, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)

	June 30, 2007	December 31, 2006
ASSETS
Investment in hotels, net of accumulated depreciation of $43,499 and $36,688, respectively	$393,469	$398,461
Cash and cash equivalents	64	747
Restricted cash-furniture, fixtures and other escrows	5,559	4,423
Due from third party managers, net	7,017	4,021
Other assets, net	435	156

TOTAL ASSETS	$406,544	$407,808

LIABILITIES
Notes payable	$4,715	$4,497
Accounts payable and accrued expenses	2,329	3,295

TOTAL LIABILITIES	7,044	7,792
SHAREHOLDERS’ EQUITY
Preferred stock, authorized 15,000,000 shares; none issued and outstanding	—	—
Series A preferred stock, no par value, authorized 200,000,000 shares; outstanding 45,205,980 and 45,202,535 shares, respectively	—	—
Series B convertible preferred stock, no par value, authorized 240,000 shares; issued and outstanding 240,000 shares	32,006	24
Common stock, no par value, authorized 200,000,000 shares; outstanding 45,205,980 and 45,202,535 shares, respectively	443,666	443,553
Distributions greater than net income	(76,172)	(43,561)

TOTAL SHAREHOLDERS’ EQUITY	399,500	400,016

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,544	$407,808

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Revenues:
Suite revenue	$32,627	$30,909	$64,109	$60,574
Other revenue	2,086	1,998	4,316	3,970
Reimbursed expenses	531	—	531	—

Total revenue	35,244	32,907	68,956	64,544
Expenses:
Operating expense	7,768	7,485	15,207	14,731
Hotel administrative expense	2,704	2,632	5,364	5,199
Sales and marketing	2,304	2,249	4,431	4,295
Utilities	1,229	1,244	2,591	2,556
Repair & maintenance	1,481	1,388	2,832	2,685
Franchise fees	761	678	1,475	1,352
Management fees	1,810	1,475	3,827	3,168
Taxes, insurance and other	2,167	1,953	4,043	3,968
Reimbursed expenses	531	—	531	—
General and administrative	577	927	1,372	1,584
Transaction advisory expense	159	—	159	—
Depreciation expense	3,420	3,181	6,811	6,293

Total expenses	24,911	23,212	48,643	45,831

Operating income	10,333	9,695	20,313	18,713
Series B convertible preferred share expense	(31,982)	—	(31,982)	—
Other	—	241	—	241
Interest expense, net	(106)	(138)	(203)	(308)

Net income (loss)	(21,755)	9,798	(11,872)	18,646
Preferred stock dividends	220	—	220	—

Net income (loss) applicable to common shareholders	$(21,975)	$9,798	$(12,092)	$18,646

Basic and diluted income per common share applicable to common shareholders	$(0.49)	$0.22	$(0.27)	$0.41

Weighted average shares outstanding - basic and diluted	45,111	45,087	45,115	45,092
Distributions declared per common share	$0.23	$0.22	$0.45	$0.44

See notes to consolidated financial statements.

Apple Hospitality Five, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
Cash flow from operating activities:
Net income (loss)	$(11,872)	$18,646
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,811	6,293
Series B convertible preferred share expense	31,982	—
Stock option expense	48	57
Other non-operating income	—	(241)
Changes in operating assets and liabilities:
Due from third party managers	(2,996)	(3,144)
Debt service and other escrows	54	97
Other assets	(279)	(282)
Accrued expenses	(714)	(316)

Net cash from operating activities	23,034	21,110
Cash flow used in investing activities:
Proceeds from sale of airplane	—	2,852
Capital improvements	(2,071)	(3,980)
Net decrease in cash restricted for property improvements	(1,190)	(816)

Net cash used in investing activities	(3,261)	(1,944)
Cash flow used in financing activities:
Net proceeds from issuance of common stock	7,218	5,796
Redemptions of common stock	(7,154)	(6,466)
Repayment of secured notes payable	(42)	(39)
Net proceeds from line of credit	260	1,300
Cash distributions paid to shareholders	(20,738)	(19,949)

Net cash used in financing activities	(20,456)	(19,358)
Decrease in cash and cash equivalents	(683)	(192)
Cash and cash equivalents, beginning of period	747	1,082

Cash and cash equivalents, end of period	$64	$890

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1

General Information and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s December 31, 2006 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Earnings Per Common Share

In May 2007 due to the termination by the Company of its advisory agreements with Apple Five Advisors, Inc. and Apple Suites Realty Group, the dividend rights, on an as converted basis, of the Series B convertible preferred shares were triggered. As a result, beginning in June 2007, the Series B convertible shares will receive dividends on an as converted basis when distributions are made to common shareholders. For basic earnings per share purposes, net income or loss applicable to common shareholders is divided by the weighted average number of shares outstanding during the period. For diluted earnings per share purposes, net income or loss available to common shareholders is divided by the weighted average number of shares outstanding after giving effect to all potential common shares that were dilutive and outstanding for the period. Because of the net loss applicable to common shareholders for the three and six months ended June 30, 2007, the impact of the Series B convertible preferred shares on an as converted basis had an anti-dilutive affect and therefore are not included in the weighted average shares outstanding for the three and six months ended June 30, 2007.

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

Note 3

Shareholders’ Equity

The Company has a Unit Redemption Program to provide limited interim liquidity to its shareholders. Redemption of Units, when requested, is made quarterly on a first-come, first-served basis. Shareholders may request redemption of Units for a purchase price equal to the lesser of: (1) the purchase price per Unit that the shareholder actually paid for the Unit; or (2) $11.00 per Unit. The Company reserves the right to change the purchase price of redemptions, reject any request for redemption, or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. During the six months ended June 30, 2007, the Company redeemed 652,738 Units in the amount of $7.2 million under the program.

During 2004, the Company instituted a dividend reinvestment plan to its shareholders. The plan provides a convenient and cost effective way to increase shareholder investment in the Company by reinvesting dividends to purchase additional Units of the Company. The uses of the proceeds from this plan may include purchasing Units under the Company’s Unit Redemption Program, enhancing properties, satisfying financing obligations and other expenses, increasing working capital, funding various corporate operations, and acquiring hotels. The Company has registered 7 million shares for potential issuance under the plan. During the six months ended June 30, 2007, 656,206 Units were issued under the plan representing approximately $7.2 million.

The Company’s termination of its advisory agreements with affiliates, Apple Five Advisors, Inc. and Apple Suites Realty Group, in May 2007, triggered dividend and voting rights for the Company’s Series B preferred shares on an as converted basis. In conjunction with this event, the Company recorded a non-cash charge of $32.0 million to reflect the estimated fair market value of these shares. Dividends were paid to the Series B shareholders in June 2007.

Note 4

Related Parties

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

On May 24, 2007, the Company became self-advised as it terminated its advisory agreement with Apple Five Advisors, Inc. (“AFA”) and terminated its brokerage agreement with Apple Suites Realty Group, Inc. (“ASRG”). AFA and ASRG had been utilizing employees of an affiliated company Apple Hospitality Two, Inc. to provide the advisory and other services. On May 23, 2007, Apple Hospitality Two, Inc. completed a merger with an unrelated third party and was no longer able to provide these services. As a result, the Company retained the employees that had been providing these services and became self advised. The Company eliminated its annual advisory fee paid to AFA of approximately $1.2 million and eliminated a potential fee of 2% per transaction on the sale or purchase of any properties. During the six months ended June 30, 2007 and 2006 until this agreement was terminated, the Company incurred advisory and other reimbursable expenses of approximately $0.6 million and $1.0 million. The termination of this advisory agreement in May 2007 triggered dividend and voting rights for the Company’s Series B convertible preferred shares on an as converted basis, and the Company recorded a non-cash charge of $32.0 million in the second quarter of 2007.

Effective May 24, 2007, through a wholly-owned subsidiary, Apple Fund Management, LLC, the Company now provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), and Apple REIT Eight, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc., and A8A provides day to day advisory and real estate due diligence services to Apple REIT Eight, Inc. ASRG, A6A, A7A and A8A are 100% owned by Mr. Glade Knight, the Company’s Chairman and Chief Executive Officer. ASRG provides real estate brokerage services to Apple

REIT Six, Inc., Apple REIT Seven, Inc., and Apple REIT Eight, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2007, the Company received reimbursement of its costs totaling approximately $0.5 million. Mr. Knight is Chairman and Chief Executive Officer of Apple REIT Six Inc, Apple REIT Seven, Inc., and Apple REIT Eight, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. or Apple REIT Eight, Inc.

Note 5

Subsequent Events

In July 2007, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders, of which $1.3 million or 114,000 Units were reinvested under the Company’s Dividend Reinvestment Plan. The Company also declared and paid approximately $0.2 million, or $0.76 per share, in distributions to its Series B preferred shareholders on an as converted basis.

In July 2007, the Company entered into an agreement to sell its Las Vegas, Nevada, Marriott Suites hotel for $87,250,000. This agreement was subject to an inspection period during which the potential buyer had the right to evaluate the legal, title, survey, construction, physical condition, structural, mechanical, environmental, economic, permit status, franchise status, financial and other documents and information related to the hotel. The agreement remains subject to customary closing conditions. There can be no assurance that the agreement will not be terminated or that a sale will occur. If the closing conditions are satisfied, it is anticipated that the sale could close during August 2007. At June 30, 2007, the net book value of the property was approximately $42 million.

In July 2007 the Company entered into a definitive merger agreement to be acquired by Inland American Real Estate Trust, Inc. (“Inland”). This agreement is subject to shareholder approval and customary closing conditions. Under the merger agreement, Inland will acquire all of the outstanding shares of the Company for approximately $14.05 per share. The Company’s dividend reinvestment and share redemption programs were suspended upon the signing of the merger agreement. There can be no assurance that the merger agreement will not be terminated or that a merger will occur. If the closing conditions are satisfied, it is anticipated that the merger could close during the fourth quarter of 2007. In connection with these activities, the Company incurred $0.2 million in expenses in the six months ended June 30, 2007.

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

The following is a summary of results:

	Three months ended June 30,					Six months ended June 30,
(in thousands, except statistical information)	2007	% of hotel revenue	2006	% of hotel revenue	Percent change	2007	% of hotel revenue	2006	% of hotel revenue	Percent change
Total hotel revenue	$34,713	100%	$32,907	100%	5%	$68,425	100%	$64,544	100%	6%
Hotel direct expenses	18,057	52%	17,151	52%	5%	35,727	52%	33,986	53%	5%
Taxes, insurance and other expense	2,167	6%	1,953	6%	11%	4,043	6%	3,968	6%	2%
General and administrative	577	2%	927	3%	-38%	1,372	2%	1,584	2%	-13%
Depreciation	3,420	10%	3,181	10%	8%	6,811	10%	6,293	10%	8%
ADR	$123		$115		7%	$124		$116		7%
Occupancy	78%		80%		-3%	76%		77%		-1%
RevPAR	$96		$92		4%	$95		$90		6%

Hotels Owned

As of June 30, 2007, the Company owned the following 28 hotel properties:

City	State	Franchise/Brand	Date Acquired	# of Suites
Tucson	Arizona	Courtyard	October 2003	153
Tucson	Arizona	Residence Inn	December 2004	120
Cypress	California	Residence Inn	May 2003	155
Colorado Springs	Colorado	Homewood Suites	February 2003	127
Danbury	Connecticut	SpringHill Suites	August 2003	106
Tampa	Florida	Hilton Garden Inn	September 2003	95
Baton Rouge	Louisiana	Homewood Suites	February 2003	115
Las Vegas	Nevada	Marriott Suites	October 2003	278
Lebanon	New Jersey	Courtyard	August 2003	125
Cranbury	New Jersey	Residence Inn	May 2003	108
Somerset	New Jersey	Residence Inn	May 2003	108
Albuquerque	New Mexico	Homewood Suites	February 2003	151
Westbury	New York	Hilton Garden Inn	December 2003	140
Hauppauge	New York	Residence Inn	May 2003	100
Solon	Ohio	Homewood Suites	September 2003	86
Nashville	Tennessee	Residence Inn	June 2003	168
Addison	Texas	Courtyard	October 2003	176
Harlingen	Texas	Courtyard	October 2003	114
Houston	Texas	Courtyard	October 2003	153
Houston	Texas	Courtyard	August 2004	100
Houston	Texas	Residence Inn	August 2004	120
Fort Worth	Texas	Courtyard	March 2004	92
Brownsville	Texas	Residence Inn	October 2003	102
Dallas Fort Worth	Texas	Residence Inn	October 2003	100
Houston Westchase	Texas	Residence Inn	January 2003	120
Dallas Park Central	Texas	Residence Inn	October 2003	139
Merrifield	Virginia	Courtyard	August 2005	206
Federal Way	Washington	Courtyard	September 2004	160

				3,717

Related Party Transactions

The Company has significant transactions with related parties. These transactions cannot be construed to be arm’s length and the results of the Company’s operations may be different if these transactions were conducted with non-related parties.

On May 24, 2007, the Company became self-advised as it terminated its advisory agreement with Apple Five Advisors, Inc. (“AFA”) and terminated its brokerage agreement with Apple Suites Realty Group, Inc. (“ASRG”). AFA and ASRG had been utilizing employees of an affiliated company Apple Hospitality Two, Inc. to provide the advisory and other services. On May 23, 2007, Apple Hospitality Two, Inc. completed a merger with an unrelated third party and was no longer able to provide these services. As a result, the Company retained the employees that had been providing these services and became self advised. The Company eliminated its annual advisory fee paid to AFA of approximately $1.2 million and eliminated a potential fee of 2% per transaction on the sale or purchase of any properties. During the six months ended June 30, 2007 and 2006 until this agreement was terminated, the Company incurred advisory and other reimbursable expenses of approximately $0.6 million and $1.0 million. The termination of this advisory agreement in May 2007 triggered dividend and voting rights for the Company’s Series B convertible preferred shares on an as converted basis, and the Company recorded a non-cash charge of $32.0 million in the second quarter of 2007.

Effective May 24, 2007, through a wholly-owned subsidiary, Apple Fund Management, LLC, the Company now provides support services to Apple Suites Realty Group, Inc. (“ASRG”), Apple Six Advisors, Inc. (“A6A”), Apple REIT Six, Inc., Apple Seven Advisors, Inc. (“A7A”), Apple REIT Seven, Inc., Apple Eight Advisors, Inc. (“A8A”), and Apple REIT Eight, Inc. A6A provides day to day advisory and real estate due diligence services to Apple REIT Six, Inc. A7A provides day to day advisory and real estate due diligence services to Apple REIT Seven, Inc., and A8A provides day to day advisory and real estate due diligence services to Apple REIT Eight, Inc. ASRG, A6A, A7A and A8A are 100% owned by Mr. Glade Knight, the Company’s Chairman and Chief Executive Officer. ASRG provides real estate brokerage services to Apple REIT Six, Inc., Apple REIT Seven, Inc., and Apple REIT Eight, Inc. Each of these companies has agreed to reimburse the Company for its costs in providing these services. For the six months ended June 30, 2007, the Company received reimbursement of its costs totaling approximately $0.5 million. Mr. Knight is Chairman and Chief Executive Officer of Apple REIT Six Inc, Apple REIT Seven, Inc., and Apple REIT Eight, Inc. Additionally, the Company’s Board of Directors has members that are also on the Board of Directors of Apple REIT Six, Inc., Apple REIT Seven, Inc. or Apple REIT Eight, Inc.

Results of Operations

The Company’s financial results for the first six months of 2007 have improved as compared to the first six months of 2006. This improvement reflects overall improvement in the hospitality industry. The Company will continue to focus on penetrating markets and maximizing ADR and occupancy. Although there can be no assurances of future results since many factors in the hotel industry are not controllable by the Company, it is anticipated that improvements will continue throughout 2007 as compared to 2006.

Revenues

The Company’s principal source of revenue is hotel suite revenue and related other revenue. For the three months ended June 30, 2007 and 2006, the Company earned total hotel revenue of $34.7 million and $32.9 million. For these periods, the hotels achieved average occupancy of 78% and 80%, ADR of $123 and $115, and RevPAR of $96 and $92. ADR, or average daily rate, is calculated as room revenue divided by the number of rooms sold, and RevPAR, or revenue per available room, is calculated as occupancy multiplied by ADR. For the six months ended June 30, 2007 and 2006, the Company earned total hotel suite revenue of $68.4 million and $64.5 million. For these periods, the hotels achieved average occupancy of 76% and 77%, ADR of $124 and $116, and RevPAR of $95 and $90. The overall increase in hotel suite revenue for these periods is due to an overall improvement in the hospitality industry. Demand continues to exceed supply in most of the Company’s markets, allowing the Company to increase its room rates without significantly reducing occupancy. The Company has and will continue to aggressively manage its room rates to maximize revenue.

Expenses

For the three months ended June 30, 2007 and 2006, direct expenses of the hotels totaled approximately $18.1 million or 52% of total hotel revenue and $17.2 million, or 52% of total hotel revenue. For the six months ended June 30, 2007 and 2006, direct expenses were $35.7 million and $34.0 million or 52% and 53% of total hotel revenue. The decline as a percentage of revenue is due to the increase in ADR.

Taxes, insurance, and other expenses for the three months ended June 30, 2007 and 2006 were approximately $2.2 million and $2.0 million or 6% of total hotel revenue in both years. For the six months ended June 30, 2007 and 2006, taxes, insurance, and other expenses were approximately $4.0 million or 6% of hotel revenue in both years.

General and administrative expense (“G&A”) for the three months ended June 30, 2007 and 2006 was approximately $0.6 million or 2% of total hotel revenue and $0.9 million or 3% of total hotel revenue. G&A year-to-date June 30, 2007 and 2006 was $1.4 million and $1.6 million or 2% of total hotel suite revenue. The decrease is primarily due to the termination of the advisory agreement with AFA.

Depreciation expense for the three months ended June 30, 2007 and 2006 was approximately $3.4 million and $3.2 million. Depreciation expense for the six months ended June 30, 2007 and 2006 was approximately $6.8 million and $6.3 million. Depreciation expense represents expense of the Company’s hotels and related personal property for their respective periods owned. The increase is due to ongoing capital improvements.

Liquidity and Capital Resources

Capital Requirements and Resources

The cash flow generated from the properties owned is the Company’s principal source of liquidity. In addition, the Company may borrow funds, subject to limitations set forth in its by-laws. In January 2007, the Company extended the term of its $10 million revolving line of credit agreement for an additional year. The line of credit bears interest based on LIBOR or the prime rate. As of June 30, 2007, $0.3 million was outstanding on the line of credit.

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

On May 24, 2007, the Company became self-advised as it terminated its advisory agreement with Apple Five Advisors, Inc. (“AFA”) and terminated its brokerage agreement with Apple Suites Realty Group, Inc. (“ASRG”). AFA and ASRG had been utilizing employees of an affiliated company Apple Hospitality Two, Inc. to provide the advisory and other services. On May 23, 2007, Apple Hospitality Two, Inc. completed a merger with an unrelated third party and was no longer able to provide these services. As a result, the Company retained the employees that had been providing these services and became self advised. The Company eliminated its annual advisory fee paid to AFA of approximately $1.2 million and eliminated a potential fee of 2% per transaction on the sale or purchase of any properties. The termination of the advisory agreements triggered dividend and voting rights for the Series B convertible preferred shares on an as converted basis, which required the Company to record a non-cash charge of $32.0 million in the second quarter of 2007.

The Company has on-going capital commitments to fund its capital improvements. The Company is required, under all of the Company’s management agreements, to make available for the repair, replacement, refurbishing of furniture, fixtures, and equipment of the hotels, an amount of approximately 5% of total revenues. The Company expects that this amount will be adequate to fund substantially all of the required repair, replacement, and refurbishments and to maintain the Company’s hotels in a competitive condition. As of June 30, 2007, the Company held approximately $5.5 million in reserve.

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

Subsequent Events

In July 2007, the Company declared and paid approximately $3.4 million, or $.076 per share, in distributions to its common shareholders, of which $1.3 million or 114,000 Units were reinvested under the Company’s Dividend Reinvestment Plan. The Company also declared and paid approximately $0.2 million, or $0.76 per share, in distributions to its Series B preferred shareholders on an as converted basis.

In July 2007, the Company entered into an agreement to sell its Las Vegas, Nevada, Marriott Suites hotel for $87,250,000. This agreement was subject to an inspection period during which the potential buyer had the right to evaluate the legal, title, survey, construction, physical condition, structural, mechanical, environmental, economic, permit status, franchise status, financial and other documents and information related to the hotel. The agreement remains subject to customary closing conditions. There can be no assurance that the agreement will not be terminated or that a sale will occur. If the closing conditions are satisfied, it is anticipated that the sale could close during August 2007. At June 30, 2007, the net book value of the property was approximately $42 million.

In July 2007 the Company entered into a definitive merger agreement to be acquired by Inland American Real Estate Trust, Inc. (“Inland”). This agreement is subject to shareholder approval and customary closing conditions. Under the merger agreement, Inland will acquire all of the outstanding shares of the Company for approximately $14.05 per share. The Company’s dividend reinvestment and share redemption programs were suspended upon the signing of the merger agreement. There can be no assurance that the merger agreement will not be terminated or that a merger will occur. If the closing conditions are satisfied, it is anticipated that the merger could close during the fourth quarter of 2007. In connection with these activities, the Company incurred $0.2 million in expenses in the six months ended June 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company does not engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or equity price risk.

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

Unit Redemption Program

With its initial offering the Company instituted a Unit Redemption Program to provide its shareholders who have held their Units for at least one year with the benefit of limited interim liquidity, by presenting for redemption all or any portion of their Units at any time and in accordance with certain procedures. Once this time limitation has been met, the Company may, subject to certain conditions and limitations, redeem the Units presented for redemption for cash, to the extent that the Company has sufficient funds available to fund the redemption. If Units are held for the required one-year period, the Units may be redeemed for a purchase price equal to the lesser of: (1) $11.00 per Unit; or (2) the purchase price per Unit that was actually paid for the Units. The board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period, reject any request for redemption, change the purchase price for redemptions or otherwise amend the terms of, suspend, or terminate the Unit Redemption Program. Redemption of Units, when requested, will be made quarterly on a first-come, first-served basis. These redemptions are primarily funded through the Company’s dividend reinvestment plan. In conjunction with the Company signing a definitive merger agreement in July 2007, the Company suspended its Unit Redemption Program.

The following is a summary of redemptions during the second quarter of 2007:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 2007	330,175	$10.96	3,851,094	(1)

(1)	The maximum number of Units that may be redeemed in the current calendar year is three percent (3.0%) of the weighted average number of Units outstanding at the end of the previous calendar year.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 7, 2007, the Company held an Annual Meeting of Shareholders for the purpose of electing two directors to the Company’s Board of Directors. The two nominees to the Company’s Board of Directors were Ms. Lisa B. Kern and Mr. Michael S. Waters. These individuals were current directors of the Company and both were nominated for an additional three-year term on the Board of Directors. The election of directors was uncontested, and the nominees were elected.

The total number of votes represented at the Annual Meeting of Shareholders was 45,157,713. The voting results were as follows:

Lisa B. Kern	Votes for: 44,834,648
Votes withheld: 323,065

Michael S. Waters	Votes for: 44,836,145
Votes withheld: 321,568

The names of the other directors whose terms of office as directors continued after the Annual Meeting of Shareholders are Glade M. Knight, Glenn W. Bunting, Kent W. Colton, Bruce H. Matson, and Robert M. Wily.

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Apple Hospitality Five, Inc., Inland American Real Estate Trust, Inc., and Inland American Orchard Hotels, Inc. (Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on July 26, 2007; SEC File No. 000-50731).

3.1	Articles of Incorporation, as amended, of Apple Hospitality Five, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the registrant’s registration statement on Form S-11 (SEC File No. 333-100044) filed December 3, 2002).

3.2	Bylaws of Apple Hospitality Five, Inc. (Incorporated herein by reference to Exhibit 3.2 to Form 10-Q filed on August 4, 2005; SEC File No. 000-50731).

10.1	Hotel Purchase and Sale Agreement dated July 13, 2007, by and between AHF Nevada Inc. and MRC I Funding Corporation (FILED HEREWITH).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (FILED HEREWITH).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apple Hospitality Five, Inc.

By:	/s/ Glade M. Knight	Date: August 3, 2007
Glade M. Knight,
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bryan Peery	Date: August 3, 2007
Bryan Peery,
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)